Form 10-Q
period 2012-09-30
LinnCo LLC
filed 2012-10-26
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _______________ to _______________
Commission File Number: 001-35695
LinnCo, LLC
(Exact name of registrant as specified in its charter)

Delaware	45-5166623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
600 Travis, Suite 5100 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(281) 840-4000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 17, 2012, there were 34,787,500 listed shares outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
LinnCo, LLC
BALANCE SHEET
(Unaudited)

September 30, 2012
ASSETS
Current assets:
Cash	$1,000
Accounts receivable – related party	983,450
Deferred offering costs	1,800,860
Total assets	$2,785,310

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$983,450
Total liabilities	983,450

Shareholder’s equity:
Voting shares; unlimited shares authorized; 1 share issued and outstanding	1,000
Shares; unlimited shares authorized; no shares issued	—
Additional paid-in capital	2,307,173
Accumulated deficit	(506,313)
1,801,860
Total liabilities and shareholder’s equity	$2,785,310
The accompanying notes are an integral part of these financial statements.

LinnCo, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2012	April 30, 2012 (Inception) To September 30, 2012

General and administrative expenses	$351,195	$506,313
Net loss	$(351,195)	$(506,313)
The accompanying notes are an integral part of these financial statements.

LinnCo, LLC
STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited)

	April 30, 2012 (Inception) To September 30, 2012
	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholder’s Equity

Issuance of voting share to Linn Energy, LLC	1	$1,000	$—	$—	$1,000
Capital contributions from Linn Energy, LLC		—	2,307,173	—	2,307,173
Net loss		—	—	(506,313)	(506,313)
	1	$1,000	$2,307,173	$(506,313)	$1,801,860
The accompanying notes are an integral part of these financial statements.

LinnCo, LLC
STATEMENT OF CASH FLOWS
(Unaudited)

April 30, 2012 (Inception) To September 30, 2012

Cash flow from operating activities:
Net loss	$(506,313)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash general and administrative expenses paid by Linn Energy, LLC	506,313
Net cash provided by operating activities	—

Cash flow from financing activities:
Share issued	1,000
Net cash provided by financing activities	1,000

Net increase in cash and cash equivalents	1,000
Cash and cash equivalents:
Beginning	—
Ending	$1,000
The accompanying notes are an integral part of these financial statements.

LinnCo, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012, under the Delaware Limited Liability Company Act. LinnCo’s sole purpose is to own units representing limited liability company interests (“units”) in Linn Energy, LLC (“LINN”) and it expects to have no assets or operations other than those related to its interest in LINN. LINN is an independent oil and natural gas company traded on the NASDAQ Global Select Market under the symbol “LINE.”
Principles of Reporting
The financial statements at September 30, 2012, and for the three months ended September 30, 2012, and the period from April 30, 2012 (inception) to September 30, 2012, are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations. The results reported in these unaudited financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
Reimbursement of LinnCo’s Costs
LINN has agreed to provide to LinnCo, or to pay on LinnCo’s behalf, any legal, accounting, tax advisory, financial advisory and engineering fees, printing costs or other administrative and out-of-pocket expenses incurred by LinnCo, along with any other expenses incurred in connection with any public offering of common shares representing limited liability company interests (“shares”) in LinnCo or incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and other reports to holders of LinnCo shares, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees. In addition, LINN has agreed to indemnify LinnCo and its officers and directors for damages suffered or costs incurred (other than income taxes payable by LinnCo) in connection with carrying out LinnCo’s activities.
For the three months ended September 30, 2012, and for the period from April 30, 2012 (inception) to September 30, 2012, LinnCo incurred total general and administrative expenses of approximately $351,000 and $506,000, respectively, of which approximately $416,000 had been paid by LINN on LinnCo’s behalf as of September 30, 2012. General and administrative expenses for the three months ended September 30, 2012, and for the period from April 30, 2012 (inception) to September 30, 2012, include approximately $238,000 and $310,000, respectively, related to services provided by LINN necessary for the conduct of LinnCo’s business, including accounting, legal, tax, information technology and other expenses. Since all general and administrative expenses reported by LinnCo on its statement of operations are actually paid by LINN on LinnCo’s behalf, no cash for these expenses is disbursed by LinnCo. At September 30, 2012, LINN had also paid, on LinnCo’s behalf, approximately $907,000 of deferred offering costs in connection with LinnCo’s October 2012 initial public offering (“IPO”) (see Note 6).
Dividend
Within five (5) business days after receiving a cash distribution related to its interests in LINN units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), as dividends to its shareholders. The amount of the tax reserve is calculated on a quarterly basis and is determined based on the tax liability estimate for the entire year. The current quarter tax reserve can be increased or reduced, at the Company management’s discretion, to account for the over/(under) tax reserve recorded in prior quarters. Because the tax

LinnCo, LLC
NOTES TO FINANCIAL STATEMENTS – Continued
(Unaudited)

reserve is an estimate, upon filing the annual tax returns, if the actual amount of tax due is greater or less than the total amount of tax reserved, the subsequent tax reserve, at Company management’s discretion, could be adjusted accordingly. Any such adjustments are subject to approval by the Company’s Board of Directors (“Board”).
Use of Estimates
The preparation of the accompanying financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Any changes in estimates resulting from continuous changes in the economic environment will be reflected in the financial statements in future periods.
Note 2 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN. At September 30, 2012, LinnCo’s issued capitalization consisted of $1,000 contributed by LINN in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of shares and voting shares. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
On October 17, 2012, LinnCo issued shares for cash to the public as discussed in Note 6, and used all of the net proceeds, after deducting the underwriting discount and structuring fee, to purchase a number of units from LINN equal to the number of LinnCo shares issued and sold. LinnCo’s limited liability company agreement requires it to maintain a one-to-one ratio between the number of LinnCo shares outstanding and the number of LINN units it owns. When LINN makes distributions on its units, LinnCo will pay a dividend on its shares of the cash LinnCo receives in respect of its LINN units, net of reserves for income taxes payable by LinnCo.
Note 3 – Business
On October 11, 2012, the SEC declared effective a registration statement with respect to an IPO of LinnCo’s shares (see Note 6) and, at September 30, 2012, the Company had incurred approximately $1.8 million of costs related to the offering. At no time after LinnCo’s formation and prior to the IPO did LinnCo have any operations or own any interest in LINN. After the IPO, LinnCo’s sole purpose is to own LINN units and it expects to have no assets or operations other than those related to its interest in LINN.
Note 4 – Income Tax
LinnCo is a limited liability company that has elected to be treated as a corporation for federal income tax purposes. To the extent that the expenses incurred through September 30, 2012, are deductible for tax purposes, management does not believe that it is more likely than not that the associated deferred tax assets will be realizable based on the projected future taxable income; therefore, the Company has recorded a valuation allowance against the full amount of the deferred tax assets.

LinnCo, LLC
NOTES TO FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 5 – Supplemental Disclosures to the Statement of Cash Flows
Deferred offering costs of approximately $1.8 million represent costs accrued but unpaid by LinnCo at September 30, 2012, in connection with the IPO (see Note 6). The capital contributions from LINN of approximately $2.3 million represent costs and expenses recorded by LinnCo but have been paid or will be paid by LINN on LinnCo’s behalf.
Note 6 – Subsequent Events
On October 17, 2012, the Company closed the IPO of 34,787,500 of its shares at a price to the public of $36.50 per share ($34.858 per share, net of underwriting discount and structuring fee) for net proceeds of approximately $1.2 billion (after underwriting discount and structuring fee of approximately $57.1 million). The net proceeds from the IPO were used to acquire LINN units which are equal to the number of LinnCo shares sold in the offering.
On October 23, 2012, LINN’s Board declared a cash distribution of $0.725 per unit with respect to the third quarter of 2012. The distribution attributable to LinnCo’s interest in LINN, totaling approximately $25.2 million, will be paid to LinnCo on November 14, 2012.
On October 23, 2012, the Company’s Board declared a cash dividend of $0.71 per common share with respect to the third quarter of 2012, which is net of a tax reserve of $0.015 per common share from the LINN distribution of $0.725 per unit. The dividend, totaling approximately $24.7 million after deducting the estimated income tax reserve of approximately $522,000, will be paid on November 15, 2012, to shareholders of record as of the close of business on November 6, 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012, under the Delaware Limited Liability Company Act, that has elected to be treated as a corporation for federal income tax purposes. Linn Energy, LLC (“LINN”), an independent oil and natural gas company traded on the NASDAQ Global Select Market under the symbol “LINE,” owns LinnCo’s sole voting share.
Business
At no time after LinnCo’s formation and prior to the IPO did LinnCo have any operations or own any interest in LINN. After the IPO, LinnCo’s sole purpose is to own LINN units and it expects to have no assets or operations other than those related to its interest in LINN.
Results of Operations
General and Administrative Expenses
The Company’s results of operations consist of general and administrative expenses associated with managing the business and affairs of LinnCo. For the three months ended September 30, 2012, and for the period from April 30, 2012 (inception) to September 30, 2012, LinnCo incurred total general and administrative expenses of approximately $351,000 and $506,000, respectively, of which approximately $416,000 had been paid by LINN on LinnCo’s behalf as of September 30, 2012. General and administrative expenses for the three months ended September 30, 2012, and for the period from April 30, 2012 (inception) to September 30, 2012, include approximately $238,000 and $310,000, respectively, related to services provided by LINN necessary for the conduct of LinnCo’s business, including accounting, legal, tax, information technology and other expenses. The remaining general and administrative expenses for the same periods are primarily related to third-party professional services expenses. Since all general and administrative expenses reported by LinnCo on its statement of operations are actually paid by LINN on LinnCo’s behalf, no cash for these expenses is disbursed by LinnCo.
Liquidity and Capital Resources
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO and (2) voting shares, 100% of which are held by LINN. At September 30, 2012, LinnCo’s issued capitalization consisted of $1,000 contributed by LINN in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
On October 17, 2012, LinnCo closed its IPO as discussed in Note 6, and used all of the net proceeds, after deducting the underwriting discount and structuring fee, to purchase 34,787,500 units from LINN which equal the number of LinnCo shares issued and sold. LinnCo’s limited liability company agreement requires it to maintain a one-to-one ratio between the number of LinnCo shares outstanding and the number of LINN units it owns. When LINN makes distributions on its units, LinnCo will pay a dividend on its shares of the cash LinnCo receives in respect of its LINN units, net of reserves for income taxes payable by LinnCo.
On October 23, 2012, LINN’s Board declared a cash distribution of $0.725 per unit with respect to the third quarter of 2012. The distribution attributable to LinnCo’s interest in LINN, totaling approximately $25.2 million, will be paid to LinnCo on November 14, 2012.
On October 23, 2012, the Company’s Board declared a cash dividend of $0.71 per common share with respect to the third quarter of 2012, which is net of a tax reserve of $0.015 per common share from the LINN distribution of $0.725 per unit. The dividend, totaling approximately $24.7 million after deducting the estimated income tax reserve of approximately $522,000, will be paid on November 15, 2012, to shareholders of record as of the close of business on November 6, 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

LINN has agreed to provide to LinnCo, or to pay on LinnCo’s behalf, any legal, accounting, tax advisory, financial advisory and engineering fees, printing costs or other administrative and out-of-pocket expenses incurred by LinnCo, along with any other expenses incurred in connection with any public offering of shares or incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and other reports to holders of LinnCo shares, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees.
The Company expects neither to generate nor to require significant cash in its ongoing business. Any cash received from the sale of additional shares will be immediately used to purchase additional LINN units. Accordingly, the Company does not anticipate any other sources or needs for additional liquidity.
Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Because substantially all of LinnCo’s assets will consist of its interests in LINN’s units, these risks and uncertainties primarily relate to LINN’s business which include the following:

•	business strategy;

•	acquisition strategy;

•	financial strategy;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results;

•	plans, objectives, expectations and intentions; and

•	taxes.
All of these types of statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements. These forward-looking statements may be found in Item 2. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements in this Quarterly Report on Form 10-Q. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. For additional discussion of such risks, uncertainties and assumptions, see LinnCo’s Prospectus filed with the Securities and Exchange Commission under Rule 424(b)(4) on October 12, 2012.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The nature of LinnCo’s business and operations is such that no activities or transactions are conducted or entered into by LinnCo that would require it to have a discussion under this item.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Audit Committee of the Board of Directors, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in the Company’s Internal Control Over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  The Company’s internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements.  Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2012 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.    Legal Proceedings
None
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
On October 11, 2012, the Company’s registration statement on Form S-1 (File No. 333-182305) was declared effective by the Securities and Exchange Commission (“SEC”) for its IPO pursuant to which LinnCo sold 34,787,500 shares representing limited liability company interests with limited voting rights at a price to the public of $36.50 per share. Barclays, Citigroup, RBC Capital Markets, Wells Fargo Securities, BofA Merrill Lynch, Credit Suisse, Raymond James and UBS Investment Bank acted as the joint book-running managers in the transaction.
The offering commenced as of October 2, 2012, and did not terminate before all of the securities registered in the registration statement were sold. On October 17, 2012, the Company closed the sale of such shares, resulting in net proceeds of approximately $1.2 billion after deducting the underwriting discount and structuring fee of approximately $57.1 million. Total estimated expenses of the offering were approximately $59.6 million, which includes the underwriting discount, structuring fee and other estimated offering expenses. Except as described herein with respect to LINN, no direct or indirect payments were made by the Company to directors, officers or persons owning ten percent or more of its outstanding shares or to their associates, or to the Company’s affiliates. LinnCo used the net proceeds from the sale of shares to purchase 34,787,500 units from LINN. LINN used such net proceeds to pay the expenses of the offering and repay a portion of the outstanding indebtedness under its Credit Facility. There has been no material change in the planned use of proceeds from the Company’s IPO as described in its final Prospectus filed with the SEC on October 12, 2012.

Item 6.    Exhibits

Exhibit Number		Description
3.1	—	Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1filed on June 25, 2012)
3.2	—	Certificate of Amendment to Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.6 to Amendment No. 3 to Registration Statement on Form S-1 filed on October 1, 2012)
3.3	—	Amended and Restated Limited Liability Company Agreement of LinnCo, LLC (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 17, 2012)
10.1	—	Omnibus Agreement, dated October 17, 2012, between LinnCo, LLC and Linn Energy, LLC (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 17, 2012)
31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1*	—	Linn Energy, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LinnCo, LLC
(Registrant)

Date: October 26, 2012	/s/ David B. Rottino
David B. Rottino
Senior Vice President of Finance and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)