Form 10-Q
period 2013-03-31
LinnCo, LLC
filed 2013-04-29
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2013, there were 34,787,500 common shares outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
LINNCO, LLC
BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$1,045	$523
Accounts receivable - related party	9,715	—
Deferred offering costs	361	—
Total current assets	11,121	523

Noncurrent assets:
Deferred income tax	1,261	—
Investment in Linn Energy, LLC	1,175,324	1,221,817
Total noncurrent assets	1,176,585	1,221,817
Total assets	$1,187,706	$1,222,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,715	$—
Total current liabilities	9,715	—

Noncurrent liabilities:
Deferred income tax	—	13,559
Total noncurrent liabilities	—	13,559

Shareholders’ equity:
Voting shares; unlimited shares authorized; 1 share issued and outstanding at March 31, 2013, and December 31, 2012	1	1
Common shares; unlimited shares authorized, 34,787,500 shares issued and outstanding at March 31, 2013, and December 31, 2012	1,209,835	1,209,835
Additional paid-in capital	15,119	2,991
Accumulated deficit	(46,964)	(4,046)
	1,177,991	1,208,781
Total liabilities and shareholders’ equity	$1,187,706	$1,222,340
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended March 31, 2013
(in thousands, except per share amounts)

Equity loss from investment in Linn Energy, LLC	$(21,272)
General and administrative expenses	(11,767)
Loss before income taxes	(33,039)
Income tax benefit	14,820
Net loss	$(18,219)

Net loss per share, basic and diluted	$(0.52)

Weighted average shares outstanding	34,788

Dividends declared per share	$0.71
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	(in thousands)

December 31, 2012	34,788	$1,209,836	$2,991	$(4,046)	$1,208,781
Capital contributions from Linn Energy, LLC		—	12,128	—	12,128
Dividends to shareholders		—	—	(24,699)	(24,699)
Net loss		—	—	(18,219)	(18,219)
March 31, 2013	34,788	$1,209,836	$15,119	$(46,964)	$1,177,991
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended March 31, 2013
(in thousands)

Cash flow from operating activities:
Net loss	$(18,219)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity loss from investment in Linn Energy, LLC	21,272
Noncash general and administrative expenses paid by Linn Energy, LLC	11,767
Deferred income tax	(14,820)
Cash distributions received	25,221
Net cash provided by operating activities	25,221

Cash flow from financing activities:
Dividends paid to shareholders	(24,699)
Net cash used in financing activities	(24,699)

Net increase in cash and cash equivalents	522
Cash and cash equivalents:
Beginning	523
Ending	$1,045
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012. As of March 31, 2013, LinnCo’s sole purpose was to own units representing limited liability company interests (“units”) in Linn Energy, LLC (“LINN Energy”) and it had no significant assets or operations other than those related to its interest in LINN Energy. In connection with the pending acquisition of Berry Petroleum Company (“Berry”) (see Note 2), LinnCo intends to amend its limited liability company agreement to permit the acquisition and subsequent contribution of assets to LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market under the symbol “LINE.” At March 31, 2013, LINN Energy’s last reported sales price per unit, as reported by NASDAQ, was $37.97 and the Company owned approximately 15% of LINN Energy’s outstanding units.
Principles of Reporting
The financial statements at March 31, 2013, and for the three months ended March 31, 2013, are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim period. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results reported in these unaudited financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method.
Reimbursement of LinnCo’s Costs and Expenses
LINN Energy has agreed to provide to LinnCo, or to pay on LinnCo’s behalf, any legal, accounting, tax advisory, financial advisory and engineering fees, printing costs or other administrative and out-of-pocket expenses incurred by LinnCo, along with any other expenses incurred in connection with any public offering of common shares representing limited liability company interests (“shares”) in LinnCo or incurred as a result of being a publicly traded entity, including costs associated with annual, quarterly and other reports to holders of LinnCo shares, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees. In addition, LINN Energy has agreed to indemnify LinnCo and its officers and directors for damages suffered or costs incurred (other than income taxes payable by LinnCo) in connection with carrying out LinnCo’s activities.
For the three months ended March 31, 2013, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $12 million, of which approximately $2 million had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2013. The expenses included approximately $11 million of transaction costs related to professional services rendered by third parties in connection with the pending acquisition of Berry (see Note 2). The expenses also included approximately $462,000 related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. The offering costs of approximately $361,000 were incurred in connection with LinnCo’s registration statement on Form S-4 related to the pending acquisition of Berry. Because all general and administrative expenses and certain offering costs are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS – Continued
(Unaudited)

Dividends
Within five (5) business days after receiving a cash distribution related to its interests in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), as dividends to its shareholders. The amount of the tax reserve is calculated on a quarterly basis and is determined based on the tax liability estimate for the entire year. The current quarter tax reserve can be increased or reduced, at the Company management’s discretion, to account for the over/(under) tax reserve recorded in prior quarters. Because the tax reserve is an estimate, upon filing the annual tax returns, if the actual amount of tax due is greater or less than the total amount of tax reserved, the subsequent tax reserve, at Company management’s discretion, could be adjusted accordingly. Any such adjustments are subject to approval by the Company’s Board of Directors (“Board”).
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses). The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At March 31, 2013, the Company owned approximately 15% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
The initial carrying amount of the Company’s investment in LINN Energy exceeded the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $516 million. The difference was attributable to proved and unproved oil and natural gas properties, senior notes and equity method goodwill. These amounts are included in “investment in Linn Energy, LLC” on the balance sheet and are amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy. Equity method goodwill is not amortized; however, the investment is reviewed for impairment. Impairment testing is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of March 31, 2013, no such impairment had occurred with respect to the Company’s investment in LINN Energy.
Note 2 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN Energy. At March 31, 2013, LinnCo’s issued capitalization consisted of $1.2 billion in shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of shares and voting shares. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS – Continued
(Unaudited)

Acquisition of Berry – Pending
On February 20, 2013, LinnCo and Berry entered into a definitive merger agreement under which LinnCo would acquire all of the outstanding common shares of Berry. Under the terms of the agreement, Berry’s shareholders will receive 1.25 LinnCo common shares for each Berry common share they own. This transaction, which is expected to be a tax-free exchange to Berry’s shareholders, represents value of $46.2375 per common share, based on the closing price of LinnCo common shares on February 20, 2013, the last trading day before public announcement.
The transaction has a preliminary value of approximately $4.4 billion, including the assumption of debt, and is expected to close by July 1, 2013, subject to approvals by Berry and LinnCo shareholders, LINN Energy unitholders and regulatory agencies. In connection with the proposed transaction described above, LinnCo will contribute Berry to LINN Energy in exchange for newly issued LINN Energy units, after which Berry will be an indirect wholly owned subsidiary of LINN Energy.
Note 3 – Business
In October 2012, LinnCo completed its initial public offering (“IPO”). At no time after LinnCo’s formation and prior to the IPO did LinnCo have any operations or own any interest in LINN Energy. After the IPO and as of March 31, 2013, LinnCo’s sole purpose was to own LINN Energy units and it had no significant assets or operations other than those related to its interest in LINN Energy. In connection with the pending acquisition of Berry (see Note 2), LinnCo intends to amend its limited liability company agreement to permit the acquisition and subsequent contribution of assets to LINN Energy.
Note 4 – Summarized Financial Information for Linn Energy, LLC
Following is summarized statement of operations and balance sheet information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the three months ended March 31, 2013, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Summarized Linn Energy, LLC Statement of Operations Information

Three Months Ended March 31, 2013
(in thousands)

Revenues and other	$369,060
Expenses	(481,407)
Other income and (expenses)	(102,002)
Income tax expense	(7,536)
Net loss	$(221,885)

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS – Continued
(Unaudited)

Summarized Linn Energy, LLC Balance Sheet Information

March 31, 2013
(in thousands)

Current assets	$799,481
Noncurrent assets	10,420,344
11,219,825
Current liabilities	816,854
Noncurrent liabilities	6,357,535
Unitholders’ capital	$4,045,436

Note 5 – Income Tax
LinnCo is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. The Company’s deferred tax assets and deferred tax liabilities were approximately $24 million and $23 million, respectively, at March 31, 2013, and approximately $10 million and $23 million, respectively, at December 31, 2012. At March 31, 2013, and December 31, 2012, the majority of the Company’s temporary difference and associated deferred tax benefit (expense) resulted from its investment in LINN Energy.
Note 6 – Distributions and Dividends
On January 24, 2013, LINN Energy’s Board declared a cash distribution of $0.725 per unit with respect to the fourth quarter of 2012. The distribution attributable to LinnCo’s interest in LINN Energy, totaling approximately $25 million, was paid to LinnCo on February 14, 2013.
On January 24, 2013, the Company’s Board declared a cash dividend of $0.71 per common share with respect to the fourth quarter of 2012, which was net of a tax reserve of $0.015 per common share from the LINN Energy distribution of $0.725 per unit. The dividend, totaling approximately $25 million after deducting the estimated income tax reserve of approximately $522,000, was paid by the Company on February 15, 2013.
On April 23, 2013, LINN Energy’s Board declared a cash distribution of $0.725 per unit with respect to the first quarter of 2013. The distribution attributable to LinnCo’s interest in LINN Energy, totaling approximately $25 million, will be paid to LinnCo on May 15, 2013.
On April 23, 2013, the Company’s Board declared a cash dividend of $0.725 per common share with respect to the first quarter of 2013. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on April 23, 2013. The dividend, totaling approximately $25 million, will be paid on May 16, 2013, to shareholders of record as of the close of business on May 8, 2013.
Note 7 – Supplemental Disclosures to the Statement of Cash Flows
For the three months ended March 31, 2013, LinnCo incurred and recorded approximately $12 million of general and administrative expenses and certain offering costs, of which approximately $2 million had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2013. All of these expenses and costs are paid by LINN Energy on LinnCo’s behalf, and therefore, are accounted for as capital contributions and reflected as noncash transactions by LinnCo.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect the Company’s future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside the Company's control. The Company's actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors set forth in “Cautionary Statement” below and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in the Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.
The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. A reference to a “Note” herein refers to the accompanying Notes to Financial Statements contained in Item 1. “Financial Statements.”
General
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012, under the Delaware Limited Liability Company Act, that has elected to be treated as a corporation for federal income tax purposes. Linn Energy, LLC (“LINN Energy”), an independent oil and natural gas company traded on the NASDAQ Global Select Market under the symbol “LINE,” owns LinnCo’s sole voting share.
LinnCo’s success is dependent upon the operation and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.
Business
At no time after LinnCo’s formation and prior to the initial public offering (“IPO”) did LinnCo have any operations or own any interest in LINN Energy. After the IPO and as of March 31, 2013, LinnCo’s sole purpose was to own units representing limited liability company interests (“units”) in LINN Energy and it had no significant assets or operations other than those related to its interest in LINN Energy. In connection with the pending acquisition of Berry Petroleum Company (“Berry”) (see Note 2), LinnCo intends to amend its limited liability company agreement to permit the acquisition and subsequent contribution of assets to LINN Energy.
Acquisition of Berry – Pending
On February 20, 2013, LinnCo and Berry entered into a definitive merger agreement under which LinnCo would acquire all of the outstanding common shares of Berry. Under the terms of the agreement, Berry’s shareholders will receive 1.25 LinnCo common shares for each Berry common share they own. This transaction, which is expected to be a tax-free exchange to Berry’s shareholders, represents value of $46.2375 per common share, based on the closing price of LinnCo common shares on February 20, 2013, the last trading day before public announcement.
The transaction has a preliminary value of approximately $4.4 billion, including the assumption of debt, and is expected to close by July 1, 2013, subject to approvals by Berry and LinnCo shareholders, LINN Energy unitholders and regulatory agencies. In connection with the proposed transaction described above, LinnCo will contribute Berry to LINN Energy in exchange for newly issued LINN Energy units, after which Berry will be an indirect wholly owned subsidiary of LINN Energy.
Results of Operations
Equity Loss from Investment in Linn Energy, LLC
The Company’s results of operations primarily consists of its share of earnings of LINN Energy attributed to the units the Company owns. At March 31, 2013, the Company owned approximately 15% of LINN Energy’s outstanding units. The percentage ownership of LINN Energy could change over time due to the Company’s

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

ownership of additional units or other issuances or repurchases of units by LINN Energy. The Company uses the equity method of accounting for its investment in LINN Energy and records earnings (losses) as described below.
Following is summarized statement of operations information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the three months ended March 31, 2013, included in this filing as Exhibit 99.1 and incorporated herein by reference.
Linn Energy, LLC

Three Months Ended March 31, 2013
(in thousands)

Revenues and other	$369,060
Expenses	(481,407)
Other income and (expenses)	(102,002)
Income tax expense	(7,536)
Net loss	$(221,885)
General and Administrative Expenses
The Company’s general and administrative expenses are associated with managing the business and affairs of LinnCo. For the three months ended March 31, 2013, LinnCo incurred total general and administrative expenses of approximately $12 million, of which approximately $2 million had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2013. These expenses included approximately $11 million of transaction costs related to professional services rendered by third parties in connection with the pending acquisition of Berry. These expenses also included approximately $462,000 related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. Because all general and administrative expenses are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo.
Income Tax Benefit
Income tax benefit of approximately $15 million for the three months ended March 31, 2013, is based on the Company’s net loss for the period, primarily associated with its equity loss from its investment in LINN Energy.
Liquidity and Capital Resources
The Company’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO and (2) voting shares, 100% of which are held by LINN Energy. At March 31, 2013, LinnCo’s issued capitalization consisted of $1.2 billion in common shares representing limited liability company interests (“shares”) and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
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
Distributions and Dividends
Within five (5) business days after receiving a cash distribution related to its interest in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), as dividends to its shareholders. The following provides a summary of dividends paid by the Company during the three months ended March 31, 2013:

Date Paid	Period Covered by Dividend	Dividends Per Share		Total Dividends
				(in millions)

February 2013	October 1 - December 31, 2012	$0.71	(1)	$25

(1)	This amount is net of the tax reserve of $0.015 per common share.
On April 23, 2013, LINN Energy’s Board declared a cash distribution of $0.725 per unit with respect to the first quarter of 2013. The distribution attributable to LinnCo’s interest in LINN Energy, totaling approximately $25 million, will be paid to LinnCo on May 15, 2013.
On April 23, 2013, the Company’s Board declared a cash dividend of $0.725 per common share with respect to the first quarter of 2013. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on April 23, 2013. The dividend, totaling approximately $25 million, will be paid on May 16, 2013, to shareholders of record as of the close of business on May 8, 2013.
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses). The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At March 31, 2013, the Company owned approximately 15% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
The initial carrying amount of the Company’s investment in LINN Energy exceeded the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $516 million. The difference was attributable to proved and unproved oil and natural gas properties, senior notes and equity method goodwill. These amounts are included in “investment in Linn Energy, LLC” on the balance sheet and are amortized over the lives of the related

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy. Equity method goodwill is not amortized; however, the investment is reviewed for impairment. Impairment testing is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of March 31, 2013, no such impairment had occurred with respect to the Company’s investment in LINN Energy.
Cautionary Statement
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Because substantially all of LinnCo’s assets consist of its interests in LINN Energy’s units, these risks and uncertainties primarily relate to LINN Energy’s business which include the following:

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on LINN Energy and Company expectations, which reflect estimates and assumptions made by LINN Energy and Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in the Annual Report. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The nature of the Company’s business and operations is such that no activities or transactions are conducted or entered into by the Company that would require it to have a discussion under this item.
For a discussion of these matters as they pertain to LINN Energy, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of LINN Energy’s Quarterly Report on Form 10-Q, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as activities of LINN Energy have an impact on the Company’s results of operations and financial position.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.
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
There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2013 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.    Legal Proceedings
None
Item 1A.    Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial position, results of operations, liquidity or the trading price of our shares are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. Except as set forth below, as of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission (“SEC”).
The Berry acquisition and related transactions are subject to approval by Berry stockholders, LinnCo shareholders and LINN Energy unitholders.
In order for the Berry acquisition to be completed, the Berry stockholders must adopt the merger agreement and approve the merger and the other transactions contemplated by the merger agreement, which requires approval by a majority of the votes entitled to be cast by all outstanding shares of Berry common stock as of the record date for the Berry special meeting. While a vote of the LinnCo common shareholders is not required to approve the merger, the approval of the LinnCo common shareholders is required under NASDAQ Marketplace Rule 5635(a) in order for LinnCo to be authorized to issue LinnCo common shares to the Berry stockholders in connection with the merger. Approval of the issuance of LinnCo common shares to the Berry stockholders under NASDAQ rules requires the affirmative vote of a majority of votes cast by holders of LinnCo common shares at the LinnCo annual meeting. Additionally, the LinnCo common shareholders must approve certain amendments to the limited liability company agreement of LinnCo, which requires the affirmative vote of a majority of outstanding LinnCo voting shares and a majority of outstanding LinnCo common shares, voting as separate classes. In addition, in order for the merger to be completed, the LINN Energy unitholders must approve the issuance of LINN Energy units to LinnCo in connection with the contribution of Berry to LINN Energy, which requires the affirmative vote of a majority of the votes cast by holders of LINN Energy units at the LINN Energy annual meeting under NASDAQ Marketplace Rule 5635(a).
LINN Energy may experience difficulties in integrating the Berry business, which could cause the combined company to fail to realize many of the anticipated potential benefits of the merger.
LINN Energy entered into the merger agreement because it believes that the transaction will be beneficial to Berry and its stockholders, LinnCo and its shareholders and LINN Energy and its unitholders. Achieving the anticipated benefits of the transaction will depend in part upon whether LINN Energy is able to integrate the business of Berry in an efficient and effective manner. LINN Energy may not be able to accomplish this integration process smoothly or successfully. The difficulties of integrating Berry’s business with that of LINN Energy potentially will include, among other things, the necessity of coordinating geographically separated organizations and addressing possible differences incorporating cultures and management philosophies, and the integration of certain operations following the transaction, which will require the dedication of significant management resources and which may temporarily distract management’s attention from the day-to-day business of the combined company.
An inability to realize the full extent of the anticipated benefits of the transaction, as well as any delays encountered in the transition process, could have an adverse effect upon the revenues, level of expenses and operating results of LINN Energy after the acquisition of Berry, which may affect the value of LINN Energy units and thus LinnCo common shares after the closing of the merger.
The terms of Berry’s indebtedness may restrict Berry’s ability to make distributions to LINN Energy.
Berry’s credit facility and the indentures governing its outstanding notes contain, and any future indebtedness may also contain, a number of restrictive covenants that impose operating restrictions on Berry, including restrictions on Berry’s ability to make distributions to LINN Energy. Any such restrictions on Berry’s ability to make distributions

Item 1A.    Risk Factors - Continued

to LINN Energy would adversely affect LINN Energy’s ability to make distributions to its unitholders, including LinnCo.
The market price of LinnCo common shares after the merger may be affected by factors different from those affecting the shares of LinnCo or Berry currently.
The businesses of Berry, LinnCo and LINN Energy differ and, accordingly, the results of operations of LINN Energy after the acquisition of Berry and the market price of LinnCo common shares and LINN Energy units after the merger may be affected by factors that differ from those currently affecting the independent results of operations of Berry, LinnCo or LINN Energy.
The pendency of the Berry acquisition could adversely affect the business and operations of Berry, LinnCo and LINN Energy.
In connection with the pending merger, some customers or vendors of each of Berry and LINN Energy may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of Berry, LinnCo and LINN Energy, regardless of whether the merger is completed. In addition, due to operating covenants in the merger agreement, each of Berry, LinnCo and LINN Energy may be unable, during the pendency of the merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business.
The Berry acquisition is subject to the receipt of consents and approvals from governmental entities that may impose conditions that could have an adverse effect on LinnCo.
Before the merger may be completed, various waivers, approvals, clearances or consents must be obtained from the Federal Trade Commission, Federal Energy Regulatory Commission and the Antitrust Division of the Department of Justice and other authorities in the United States. These governmental entities may impose conditions on the completion of the merger or require changes to the terms of the merger. Although Berry and LinnCo do not currently expect that any such conditions or changes will be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of LinnCo and LINN Energy following the merger, any of which might have an adverse effect on LinnCo or LINN Energy following the merger.
Failure to complete the Berry acquisition could negatively affect the stock price of Berry, LinnCo and LINN Energy, respectively, and their respective future businesses and financial results.
If the Berry acquisition is not completed, the ongoing businesses of Berry, LinnCo and LINN Energy may be adversely affected and Berry, LinnCo and LINN Energy will be subject to several risks and consequences, including the following:

•	under the merger agreement, Berry may be required, under certain circumstances, to pay LinnCo a termination fee of $83.7 million or $25.7 million in respect of LinnCo’s expenses;

•	under the merger agreement, LinnCo may be required, under certain circumstances, to pay Berry a termination fee of $83.7 million or $25.7 million in respect of Berry’s expenses;

•	Berry, LinnCo and LINN Energy will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;

•	Berry, LinnCo and LINN Energy would not realize the expected benefits of the merger;

•
under the merger agreement, each of Berry, LinnCo and LINN Energy is subject to certain restrictions on the conduct of its business prior to completing the merger which may adversely affect its ability to execute certain of its business strategies;

Item 1A.    Risk Factors - Continued

•
matters relating to the merger may require substantial commitments of time and resources by Berry, LinnCo and LINN Energy management, which could otherwise have been devoted to other opportunities that may have been beneficial to Berry, LinnCo and LINN Energy as independent companies; and

•
Berry, LinnCo or LINN Energy may be responsible for the net losses resulting from the termination of the derivative transactions entered into by Berry on or after the date of the merger agreement, which net losses could be significant.

In addition, if the merger is not completed, Berry, LinnCo and LINN Energy may experience negative reactions from the financial markets and from their respective customers and employees. Berry, LinnCo and/or LINN Energy also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against Berry, LinnCo or LINN Energy to attempt to force them to perform their respective obligations under the merger agreement.
LinnCo and LINN Energy expect to incur substantial expenses related to the merger.
LinnCo and LINN Energy expect to incur substantial expenses in connection with completing the merger and integrating the business, operations, networks, systems, technologies, policies and procedures of Berry with its own. There are a large number of systems that must be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed assets, lease administration and regulatory compliance. Although LinnCo and LINN Energy have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses associated with the merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the Berry business following the completion of the merger. As a result of these expenses, LinnCo and LINN Energy expect to take charges against their earnings before and after the completion of the merger. The charges taken in connection with the merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.
Following the merger, Berry and LINN Energy may be unable to retain key employees.
The success of LinnCo and LINN Energy after the merger will depend in part upon LINN Energy’s ability to retain key Berry and LINN Energy employees. Key employees may depart either before or after the merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain following the merger. Accordingly, no assurance can be given that LINN Energy will be able to retain key Berry or LINN Energy employees to the same extent as in the past.
Pending litigation against Berry, LinnCo and LINN Energy could result in an injunction preventing completion of the merger, the payment of damages in the event that the merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the merger.
A purported stockholder class action has been filed against, among others, Berry, LinnCo, LINN Energy and the members of the Berry board of directors. The action seeks an injunction barring or rescinding the merger and damages in connection with the proposed transactions. If a final settlement is not reached, or if dismissal of this action is not obtained, this lawsuit could prevent or delay the completion of the merger, and result in substantial costs to Berry, LinnCo and LINN Energy, including costs associated with the indemnification of directors. Additional lawsuits related to the merger may be filed against Berry, LinnCo, LINN Energy and each of their directors. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company’s business, financial condition or results of operations.

Item 1B.    Unresolved Staff Comments

On March 22, 2013, the Company, together with its affiliate, Linn Energy, LLC (“LINN Energy”), filed with the SEC a Registration Statement on Form S-4 for the pending acquisition of Berry Petroleum Company. The Company and LINN Energy received comments from the SEC Staff on April 25, 2013. Some of the comments relate to LINN Energy’s Form 10-K for the year ended December 31, 2012. As of the date of this quarterly report, the Registration Statement has not yet been declared effective and the comments relating to the Registration Statement and LINN Energy’s Form 10-K remain unresolved. The Company and LINN Energy are currently preparing initial responses to the Staff’s comments and anticipate submitting them on or before May 3, 2013.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 6.    Exhibits

Exhibit Number		Description
2.1	—
Agreement and Plan of Merger, dated as of February 20, 2013, by and among Berry Petroleum Company, Bacchus HoldCo, Inc., Bacchus Merger Sub, Inc., LinnCo, LLC, Linn Acquisition Company, LLC and Linn Energy, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Berry Petroleum Company on February 21, 2013)

2.2	—
Contribution Agreement, dated as of February 20, 2013, by and between LinnCo, LLC and Linn Energy, LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Linn Energy, LLC on February 21, 2013)

31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1*	—	Linn Energy, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LinnCo, LLC
(Registrant)

Date: April 29, 2013	/s/ David B. Rottino
David B. Rottino
Senior Vice President of Finance and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)