Form 10-Q
period 2013-06-30
LinnCo, LLC
filed 2013-08-08
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2013, there were 34,787,500 common shares outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
LINNCO, LLC
BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$1,045	$523
Accounts receivable – related party	6,250	—
Deferred offering costs	361	—
Total current assets	7,656	523

Noncurrent assets:
Investment in Linn Energy, LLC	1,208,067	1,221,817
Total noncurrent assets	1,208,067	1,221,817
Total assets	$1,215,723	$1,222,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,250	$—
Total current liabilities	6,250	—

Noncurrent liabilities:
Deferred income tax	24,039	13,559
Total noncurrent liabilities	24,039	13,559

Contingencies (Note 8)

Shareholders’ equity:
Voting shares; unlimited shares authorized; 1 share issued and outstanding at June 30, 2013, and December 31, 2012	1	1
Common shares; unlimited shares authorized, 34,787,500 shares issued and outstanding at June 30, 2013, and December 31, 2012	1,209,835	1,209,835
Additional paid-in capital	17,651	2,991
Accumulated deficit	(42,053)	(4,046)
	1,185,434	1,208,781
Total liabilities and shareholders’ equity	$1,215,723	$1,222,340
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	April 30, 2012 (Inception) to June 30, 2012
	(in thousands, except per share amounts)

Equity income from investment in Linn Energy, LLC	$57,963	$36,691	$—
General and administrative expenses	(2,531)	(14,298)	(155)
Income (loss) before income taxes	55,432	22,393	(155)
Income tax expense	(25,300)	(10,480)	—
Net income (loss)	$30,132	$11,913	$(155)

Net income (loss) per share, basic and diluted	$0.87	$0.34	N/A

Weighted average shares outstanding	34,788	34,788	N/A

Dividends declared per share	$0.725	$1.435	N/A
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	(in thousands)

December 31, 2012	34,788	$1,209,836	$2,991	$(4,046)	$1,208,781
Capital contributions from Linn Energy, LLC		—	14,660	—	14,660
Dividends to shareholders		—	—	(49,920)	(49,920)
Net income		—	—	11,913	11,913
June 30, 2013	34,788	$1,209,836	$17,651	$(42,053)	$1,185,434
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2013	April 30, 2012 (Inception) to June 30, 2012
	(in thousands)

Cash flow from operating activities:
Net income (loss)	$11,913	$(155)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity income from investment in Linn Energy, LLC	(36,691)	—
Noncash general and administrative expenses paid by Linn Energy, LLC	14,298	155
Deferred income tax	10,480	—
Cash distributions received	50,442	—
Net cash provided by operating activities	50,442	—

Cash flow from financing activities:
Share issued	—	1
Dividends paid to shareholders	(49,920)	—
Net cash provided by (used in) financing activities	(49,920)	1

Net increase in cash and cash equivalents	522	1
Cash and cash equivalents:
Beginning	523	—
Ending	$1,045	$1
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012. As of June 30, 2013, LinnCo’s sole purpose was to own units representing limited liability company interests (“units”) in Linn Energy, LLC (“LINN Energy”) and it had no significant assets or operations other than those related to its interest in LINN Energy. In connection with the pending acquisition of Berry Petroleum Company (“Berry”) (see Note 2), LinnCo intends to amend its limited liability company agreement to permit the acquisition and subsequent contribution of assets to LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market under the symbol “LINE.” At June 30, 2013, LINN Energy’s last reported sales price per unit, as reported by NASDAQ, was $33.18 and the Company owned approximately 15% of LINN Energy’s outstanding units.
Principles of Reporting
The financial statements at June 30, 2013, and for the three months and six months ended June 30, 2013, and for the period from April 30, 2012 (inception) to June 30, 2012, are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results reported in these unaudited financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method.
Reimbursement of LinnCo’s Costs and Expenses
LINN Energy has agreed to provide to LinnCo, or to pay on LinnCo’s behalf, any legal, accounting, tax advisory, financial advisory and engineering fees, printing costs or other administrative and out-of-pocket expenses incurred by LinnCo, along with any other expenses incurred in connection with any public offering of common shares representing limited liability company interests (“shares”) in LinnCo or incurred as a result of being a publicly traded entity. These expenses include costs associated with annual, quarterly and other reports to holders of LinnCo shares, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees. In addition, LINN Energy has agreed to indemnify LinnCo and its officers and directors for damages suffered or costs incurred (other than income taxes payable by LinnCo) in connection with carrying out LinnCo’s activities. Because all general and administrative expenses and certain offering costs are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo.
For the three months and six months ended June 30, 2013, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $3 million and $15 million, respectively, of which approximately $8 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2013. The expenses for the three months and six months ended June 30, 2013, include approximately $2 million and $13 million, respectively, of transaction costs related to professional services rendered by third parties in connection with the pending acquisition of Berry (see Note 2). The expenses for the three months and six months ended June 30, 2013, also include approximately $344,000 and $806,000, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. The offering costs of approximately $361,000 were incurred in connection with LinnCo’s registration statement on Form S-4 related to the pending acquisition of Berry.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

For the period from April 30, 2012 (inception) to June 30, 2012, LinnCo incurred total general and administrative expenses of approximately $155,000. The expenses include approximately $72,000 related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. For the period from April 30, 2012 (inception) to June 30, 2012, LINN Energy had also paid, on LinnCo’s behalf, approximately $190,000 of deferred offering costs in connection with LinnCo’s October 2012 initial public offering (“IPO”).
Dividends
Within five (5) business days after receiving a cash distribution related to its interests in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), if any, as dividends to its shareholders. The amount of the tax reserve is calculated on a quarterly basis and is determined based on the estimated tax liability for the entire year. The current tax reserve can be increased or reduced, at the Company management’s discretion, to account for the over/(under) tax reserve previously recorded. Because the tax reserve is an estimate, upon filing the annual tax returns, if the actual amount of tax due is greater or less than the total amount of tax reserved, the subsequent tax reserve, at Company management’s discretion, could be adjusted accordingly. Any such adjustments are subject to approval by the Company’s Board of Directors (“Board”).
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses). The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At June 30, 2013, the Company owned approximately 15% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
The initial carrying amount of the Company’s investment in LINN Energy exceeded the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $516 million. The difference was attributable to proved and unproved oil and natural gas properties, senior notes and equity method goodwill. These amounts are included in “investment in Linn Energy, LLC” on the balance sheet and are amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy. Equity method goodwill is not amortized; however, the investment is reviewed for impairment. Impairment testing is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of June 30, 2013, no impairment had occurred with respect to the Company’s investment in LINN Energy.
Note 2 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN Energy. At June 30, 2013, LinnCo’s issued capitalization consisted of $1.2 billion in shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of shares and voting shares.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
Acquisition of Berry – Pending
On February 20, 2013, LinnCo and Berry entered into a definitive merger agreement under which LinnCo would acquire all of the outstanding common shares of Berry. Under the terms of the agreement, Berry’s shareholders will receive 1.25 LinnCo common shares for each Berry common share they own. This transaction, which is expected to be a tax-free exchange to Berry’s shareholders, represents value of $46.2375 per common share, based on the closing price of LinnCo common shares on February 20, 2013, the last trading day before the public announcement.
At February 21, 2013, the date of the public announcement, the transaction had a preliminary value of approximately $4.4 billion, including the assumption of approximately $1.7 billion of Berry’s debt. The transaction is subject to approvals by Berry and LinnCo shareholders, LINN Energy unitholders and regulatory agencies. Due to the pending SEC inquiry (see Note 9), the timing of the proposed transaction closing is uncertain. In connection with the proposed transaction described above, LinnCo will contribute Berry to LINN Energy in exchange for newly issued LINN Energy units, after which Berry will be an indirect wholly owned subsidiary of LINN Energy.
Note 3 – Business
In October 2012, LinnCo completed its IPO. At no time after LinnCo’s formation and prior to the IPO did LinnCo have any operations or own any interest in LINN Energy. After the IPO and as of June 30, 2013, LinnCo’s sole purpose was to own LINN Energy units and it had no significant assets or operations other than those related to its interest in LINN Energy. In connection with the pending acquisition of Berry (see Note 2), LinnCo intends to amend its limited liability company agreement to permit the acquisition and subsequent contribution of assets to LINN Energy.
Note 4 – Summarized Financial Information for Linn Energy, LLC
Following is summarized statements of operations and balance sheet information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Summarized Linn Energy, LLC Statements of Operations Information

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)

Revenues and other	$838,825	$1,207,885
Expenses	(384,581)	(865,988)
Other income and (expenses)	(110,216)	(212,218)
Income tax (expense) benefit	1,129	(6,407)
Net income	$345,157	$123,272

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Summarized Linn Energy, LLC Balance Sheet Information

June 30, 2013
(in thousands)

Current assets	$691,380
Noncurrent assets	10,739,614
11,430,994
Current liabilities	777,257
Noncurrent liabilities	6,422,205
Unitholders’ capital	$4,231,532

Note 5 – Income Tax
LinnCo is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At June 30, 2013, and December 31, 2012, the majority of the Company’s temporary difference and associated deferred tax expense resulted from its investment in LINN Energy.
Note 6 – Distributions and Dividends
On April 23, 2013, LINN Energy’s Board declared a cash distribution of $0.725 per unit with respect to the first quarter of 2013. The distribution attributable to LinnCo’s interest in LINN Energy, totaling approximately $25 million, was paid to LinnCo on May 15, 2013.
On April 23, 2013, the Company’s Board declared a cash dividend of $0.725 per common share with respect to the first quarter of 2013. Company management determined that no income tax reserve was required to be deducted from the cash dividend declared on April 23, 2013. The dividend, totaling approximately $25 million, was paid by the Company on May 16, 2013.
In April 2013, LINN Energy’s and LinnCo’s Boards approved a change in the distribution and dividend policies that provides a distribution and dividend with respect to any quarter may be made, at the discretion of the Boards, (i) within 45 days following the end of each quarter or (ii) in three equal installments within 15, 45 and 75 days following the end of each quarter. The first monthly distributions and dividends were paid in July 2013.
On July 1, 2013, LINN Energy’s Board declared a cash distribution of $0.2416 per unit. The distribution attributable to LinnCo’s interest in LINN Energy, totaling approximately $8 million, was paid to LinnCo on July 15, 2013.
On July 1, 2013, the Company’s Board declared a cash dividend of $0.2416 per common share. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on July 1, 2013. The dividend, totaling approximately $8 million, was paid on July 16, 2013, to shareholders of record as of the close of business on July 10, 2013.
Note 7 – Supplemental Disclosures to the Statements of Cash Flows
For the six months ended June 30, 2013, and for the period from April 30, 2012 (inception) to June 30, 2012, LinnCo incurred and recorded approximately $15 million and $155,000, respectively, of general and administrative expenses and certain offering costs. Of the expenses and costs incurred for the six months ended June 30, 2013, approximately $8 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2013. All of these

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

expenses and costs are paid by LINN Energy on LinnCo’s behalf, and therefore, are accounted for as capital contributions and reflected as noncash transactions by LinnCo.
Note 8 – Contingencies
On March 21, 2013, a purported stockholder class action captioned Nancy P. Assad Trust v. Berry Petroleum Co., et al. was filed in the District Court for the City and County of Denver, Colorado, No. 13-CV-31365. The action names as defendants Berry, the members of its board of directors, Bacchus HoldCo, Inc., a direct wholly owned subsidiary of Berry (“HoldCo”), Bacchus Merger Sub, Inc., a direct wholly owned subsidiary of HoldCo (“Bacchus Merger Sub”), LinnCo, LINN Energy and Linn Acquisition Company, LLC, a direct wholly owned subsidiary of LinnCo (“LinnCo Merger Sub”). On April 5, 2013, an amended complaint was filed, which alleges that the individual defendants breached their fiduciary duties in connection with the transactions by engaging in an unfair sales process that resulted in an unfair price for Berry, by failing to disclose all material information regarding the transactions, and that the entity defendants aided and abetted those breaches of fiduciary duty. The amended complaint seeks a declaration that the transactions are unlawful and unenforceable, an order directing the individual defendants to comply with their fiduciary duties, an injunction against consummation of the transactions, or, in the event they are completed, rescission of the transactions, an award of fees and costs, including attorneys’ and experts’ fees and expenses, and other relief. On May 21, 2013, the Colorado District Court stayed and administratively closed the Nancy P. Assad Trust action in favor of the Hall action described below that is pending in the Delaware Court of Chancery.
On April 12, 2013, a purported stockholder class action captioned David Hall v. Berry Petroleum Co., et al. was filed in the Delaware Court of Chancery, C.A. No. 8476-VCG. The complaint names as defendants Berry, the members of its board of directors, HoldCo, Bacchus Merger Sub, LinnCo, LINN Energy and LinnCo Merger Sub. The complaint alleges that the individual defendants breached their fiduciary duties in connection with the transactions by engaging in an unfair sales process that resulted in an unfair price for Berry, by failing to disclose all material information regarding the transactions, and that the entity defendants aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that the transactions are unlawful and unenforceable, an order directing the individual defendants to comply with their fiduciary duties, an injunction against consummation of the transactions, or, in the event they are completed, rescission of the transactions, an award of fees and costs, including attorneys’ and experts’ fees and expenses, and other relief. After expedited discovery, the plaintiffs in this case made a settlement proposal and the parties are currently engaged in settlement discussions. The Company is unable to estimate a possible loss, or range of possible loss, if any, at this time.
On July 9, 2013, Anthony Booth, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Booth Action”). On July 18, 2013, the Catherine A. Fisher Trust, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against the same defendants (the “Fisher Action”). On July 17, 2013, Don Gentry, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Gentry Action”) (the Booth Action, Fisher Action, and Gentry Action together, the “Texas Federal Actions”). The Texas Federal Actions each assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) based on allegations that the Company made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and the Company’s energy production. The Gentry Action asserts additional claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to these issues in the prospectus and registration statement for LinnCo’s initial public offering. The cases are in their preliminary stages and it is possible that additional similar actions could be filed.  As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

On July 10, 2013, David Adrian Luciano, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Luciano Action”). On July 12, 2013, Frank Donio, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against the same defendants (the “Donio Action”). On July 19, 2013, John Cottrell, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Cottrell Action”). On July 23, 2013, Kevin Feldman, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against the same defendants as in the Luciano Action (the “Feldman Action”) (the Luciano Action, Donio Action, Cottrell Action, and Feldman Action together, the “New York Federal Actions”). The Donio Action and the Cottrell Action assert claims under Sections 10(b) and 20(a) of the Exchange Act based on allegations that the Company made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and the Company’s energy production. The Luciano Action and the Feldman Action assert claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to these issues in the prospectus and registration statement for LinnCo’s initial public offering. The cases are in their preliminary stages and it is possible that additional similar actions could be filed. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
On July 10, 2013, Judy Mesirov, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against Mark E. Ellis, Kolja Rockov, David B. Rottino, Arden L. Walker, Jr., Charlene A. Ripley, Michael C. Linn, Joseph P. McCoy, George A. Alcorn, Terrence S. Jacobs, David D. Dunlap, Jeffrey C. Swoveland, and Linda M. Stephens in the District Court of Harris County, Texas (the “Mesirov Action”). On July 12, 2013, John Peters, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Peters Action”) (the Mesirov Action and Peters Action together, the “Texas Derivative Actions”). The Texas Derivative Actions assert derivative claims on behalf of LINN Energy against the individual defendants for alleged breaches of fiduciary duty, waste of corporate assets, mismanagement, abuse of control, and unjust enrichment based on factual allegations similar to those in the Texas Federal Actions and the New York Federal Actions. The cases are in their preliminary stages and it is possible that additional similar actions could be filed in the District Court of Harris County, Texas, or in other jurisdictions. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
Note 9 – SEC Inquiry
On July 1, 2013, the Company and its affiliate, LINN Energy, (the “Companies”) announced that they have been notified by the staff of the SEC that its Fort Worth Regional Office has commenced a private, nonpublic inquiry regarding the Companies. The SEC has requested the production of documents and communications that are potentially relevant to, among other things, the Companies’ use of non-GAAP financial measures and hedging strategy. The SEC has stated that the fact of the inquiry should not be construed as an indication that the SEC or its staff has a negative view of any entity, individual or security. The Companies are cooperating fully with the SEC in this matter. Due to the pending SEC inquiry, the timing of closing of the proposed merger with Berry is uncertain.

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
LinnCo’s success is dependent upon the operation and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.
Business
At no time after LinnCo’s formation and prior to the initial public offering (“IPO”) did LinnCo have any operations or own any interest in LINN Energy. After the IPO and as of June 30, 2013, LinnCo’s sole purpose was to own units representing limited liability company interests (“units”) in LINN Energy and it had no significant assets or operations other than those related to its interest in LINN Energy. In connection with the pending acquisition of Berry Petroleum Company (“Berry”) (see Note 2), LinnCo intends to amend its limited liability company agreement to permit the acquisition and subsequent contribution of assets to LINN Energy.
Acquisition of Berry – Pending
On February 20, 2013, LinnCo and Berry entered into a definitive merger agreement under which LinnCo would acquire all of the outstanding common shares of Berry. Under the terms of the agreement, Berry’s shareholders will receive 1.25 LinnCo common shares for each Berry common share they own. This transaction, which is expected to be a tax-free exchange to Berry’s shareholders, represents value of $46.2375 per common share, based on the closing price of LinnCo common shares on February 20, 2013, the last trading day before the public announcement.
At February 21, 2013, the date of the public announcement, the transaction had a preliminary value of approximately $4.4 billion, including the assumption of approximately $1.7 billion of Berry’s debt. The transaction is subject to approvals by Berry and LinnCo shareholders, LINN Energy unitholders and regulatory agencies. Due to the pending SEC inquiry (see Note 9), the timing of the proposed transaction closing is uncertain. In connection with the proposed transaction described above, LinnCo will contribute Berry to LINN Energy in exchange for newly issued LINN Energy units, after which Berry will be an indirect wholly owned subsidiary of LINN Energy.
Results of Operations
Equity Income from Investment in Linn Energy, LLC
The Company’s results of operations primarily consists of its share of earnings of LINN Energy attributed to the units the Company owns. At June 30, 2013, the Company owned approximately 15% of LINN Energy’s outstanding units. The percentage ownership of LINN Energy could change over time due to the Company’s ownership of

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

additional units or other issuances or repurchases of units by LINN Energy. The Company uses the equity method of accounting for its investment in LINN Energy and records earnings (losses) as described below.
Following is summarized statements of operations information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Linn Energy, LLC

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)

Revenues and other	$838,825	$1,207,885
Expenses	(384,581)	(865,988)
Other income and (expenses)	(110,216)	(212,218)
Income tax (expense) benefit	1,129	(6,407)
Net income	$345,157	$123,272
General and Administrative Expenses
The Company’s general and administrative expenses are associated with managing the business and affairs of LinnCo. For the three months and six months ended June 30, 2013, LinnCo incurred total general and administrative expenses of approximately $3 million and $14 million, respectively, of which approximately $8 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2013. The expenses for the three months and six months ended June 30, 2013, include approximately $2 million and $13 million, respectively, of transaction costs related to professional services rendered by third parties in connection with the pending acquisition of Berry. The expenses for the three months and six months ended June 30, 2013, also include approximately $344,000 and $806,000, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. For the period from April 30, 2012 (inception) to June 30, 2012, LinnCo incurred total general and administrative expenses of approximately $155,000. Because all general and administrative expenses are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo.
Income Tax Expense
Income tax expense of approximately $25 million and $10 million, respectively, for the three months and six months ended June 30, 2013, is based on the Company’s net income for the periods, primarily associated with its equity income from its investment in LINN Energy.
Liquidity and Capital Resources
The Company’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO and (2) voting shares, 100% of which are held by LINN Energy. At June 30, 2013, LinnCo’s issued capitalization consisted of $1.2 billion in common shares representing limited liability company interests (“shares”) and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
LINN Energy has agreed to provide to LinnCo, or to pay on LinnCo’s behalf, any legal, accounting, tax advisory, financial advisory and engineering fees, printing costs or other administrative and out-of-pocket expenses incurred by LinnCo, along with any other expenses incurred in connection with any public offering of shares in LinnCo or incurred as a result of being a publicly traded entity. These expenses include costs associated with annual, quarterly

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

and other reports to holders of LinnCo shares, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees.
The Company expects neither to generate nor to require significant cash in its ongoing business. Any cash received from the sale of additional shares will be immediately used to purchase additional LINN Energy units. Accordingly, the Company does not anticipate any other sources or needs for additional liquidity.
Distributions and Dividends
Within five (5) business days after receiving a cash distribution related to its interest in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), if any, as dividends to its shareholders. The following provides a summary of dividends paid by the Company during the six months ended June 30, 2013:

Date Paid	Dividends Per Share		Total Dividends
			(in millions)

May 2013	$0.725		$25
February 2013	$0.71	(1)	$25

(1)	This amount is net of the tax reserve of $0.015 per common share.
In April 2013, LINN Energy’s and LinnCo’s Boards approved a change in the distribution and dividend policies that provides a distribution and dividend with respect to any quarter may be made, at the discretion of the Boards, (i) within 45 days following the end of each quarter or (ii) in three equal installments within 15, 45 and 75 days following the end of each quarter.  The first monthly distributions and dividends were paid in July 2013.
In April 2013, LINN Energy’s and LinnCo’s Boards approved a change in the distribution and dividend policies from payment quarterly to payment monthly beginning in the second quarter of 2013.  The payments of monthly distributions and dividends commenced in July 2013.
On July 1, 2013, LINN Energy’s Board declared a cash distribution of $0.2416 per unit. The distribution attributable to LinnCo’s interest in LINN Energy, totaling approximately $8 million, was paid to LinnCo on July 15, 2013.
On July 1, 2013, the Company’s Board declared a cash dividend of $0.2416 per common share. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on July 1, 2013. The dividend, totaling approximately $8 million, was paid on July 16, 2013, to shareholders of record as of the close of business on July 10, 2013.
Contingencies
On March 21, 2013, a purported stockholder class action captioned Nancy P. Assad Trust v. Berry Petroleum Co., et al. was filed in the District Court for the City and County of Denver, Colorado, No. 13-CV-31365. The action names as defendants Berry, the members of its board of directors, Bacchus HoldCo, Inc., a direct wholly owned subsidiary of Berry (“HoldCo”), Bacchus Merger Sub, Inc., a direct wholly owned subsidiary of HoldCo (“Bacchus Merger Sub”), LinnCo, LINN Energy and Linn Acquisition Company, LLC, a direct wholly owned subsidiary of LinnCo (“LinnCo Merger Sub”). On April 5, 2013, an amended complaint was filed, which alleges that the individual defendants breached their fiduciary duties in connection with the transactions by engaging in an unfair sales process that resulted in an unfair price for Berry, by failing to disclose all material information regarding the transactions, and that the entity defendants aided and abetted those breaches of fiduciary duty. The amended complaint seeks a declaration that the transactions are unlawful and unenforceable, an order directing the individual defendants to comply with their fiduciary duties, an injunction against consummation of the transactions, or, in the

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

event they are completed, rescission of the transactions, an award of fees and costs, including attorneys’ and experts’ fees and expenses, and other relief. On May 21, 2013, the Colorado District Court stayed and administratively closed the Nancy P. Assad Trust action in favor of the Hall action described below that is pending in the Delaware Court of Chancery.
On April 12, 2013, a purported stockholder class action captioned David Hall v. Berry Petroleum Co., et al. was filed in the Delaware Court of Chancery, C.A. No. 8476-VCG. The complaint names as defendants Berry, the members of its board of directors, HoldCo, Bacchus Merger Sub, LinnCo, LINN Energy and LinnCo Merger Sub. The complaint alleges that the individual defendants breached their fiduciary duties in connection with the transactions by engaging in an unfair sales process that resulted in an unfair price for Berry, by failing to disclose all material information regarding the transactions, and that the entity defendants aided and abetted those breaches of fiduciary duty. The complaint seeks a declaration that the transactions are unlawful and unenforceable, an order directing the individual defendants to comply with their fiduciary duties, an injunction against consummation of the transactions, or, in the event they are completed, rescission of the transactions, an award of fees and costs, including attorneys’ and experts’ fees and expenses, and other relief. After expedited discovery, the plaintiffs in this case made a settlement proposal and the parties are currently engaged in settlement discussions. The Company is unable to estimate a possible loss, or range of possible loss, if any, at this time.
On July 9, 2013, Anthony Booth, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Booth Action”). On July 18, 2013, the Catherine A. Fisher Trust, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against the same defendants (the “Fisher Action”). On July 17, 2013, Don Gentry, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Gentry Action”) (the Booth Action, Fisher Action, and Gentry Action together, the “Texas Federal Actions”). The Texas Federal Actions each assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) based on allegations that the Company made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and the Company’s energy production. The Gentry Action asserts additional claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to these issues in the prospectus and registration statement for LinnCo’s initial public offering. The cases are in their preliminary stages and it is possible that additional similar actions could be filed.  As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
On July 10, 2013, David Adrian Luciano, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Luciano Action”). On July 12, 2013, Frank Donio, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against the same defendants (the “Donio Action”). On July 19, 2013, John Cottrell, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Cottrell Action”). On July 23, 2013, Kevin Feldman, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against the same defendants as in the Luciano Action (the “Feldman Action”) (the Luciano Action, Donio Action, Cottrell Action, and Feldman Action together, the “New York Federal Actions”). The Donio Action and the Cottrell Action assert claims under Sections 10(b) and 20(a) of the Exchange Act based on allegations that the Company made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and the Company’s energy production. The Luciano Action and the Feldman Action assert claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to these issues in the prospectus and registration statement for LinnCo’s initial public offering. The cases are in their preliminary stages and it is possible that additional simila

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

r actions could be filed. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
On July 10, 2013, Judy Mesirov, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against Mark E. Ellis, Kolja Rockov, David B. Rottino, Arden L. Walker, Jr., Charlene A. Ripley, Michael C. Linn, Joseph P. McCoy, George A. Alcorn, Terrence S. Jacobs, David D. Dunlap, Jeffrey C. Swoveland, and Linda M. Stephens in the District Court of Harris County, Texas (the “Mesirov Action”). On July 12, 2013, John Peters, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Peters Action”) (the Mesirov Action and Peters Action together, the “Texas Derivative Actions”). The Texas Derivative Actions assert derivative claims on behalf of LINN Energy against the individual defendants for alleged breaches of fiduciary duty, waste of corporate assets, mismanagement, abuse of control, and unjust enrichment based on factual allegations similar to those in the Texas Federal Actions and the New York Federal Actions. The cases are in their preliminary stages and it is possible that additional similar actions could be filed in the District Court of Harris County, Texas, or in other jurisdictions. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses). The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At June 30, 2013, the Company owned approximately 15% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
The initial carrying amount of the Company’s investment in LINN Energy exceeded the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $516 million. The difference was attributable to proved and unproved oil and natural gas properties, senior notes and equity method goodwill. These amounts are included in “investment in Linn Energy, LLC” on the balance sheet and are amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy. Equity method goodwill is not amortized; however, the investment is reviewed for impairment. Impairment testing is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of June 30, 2013, no impairment had occurred with respect to the Company’s investment in LINN Energy.
Cautionary Statement
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Because substantially all of LinnCo’s assets consist of its interests in LINN Energy’s units, these risks and uncertainties primarily relate to LINN Energy’s business which include the following:

•	business strategy;

•	acquisition strategy;

•	ability to consummate the pending merger with Berry;

•	effects of the pending SEC inquiry and other legal proceedings;

•	financial strategy;

•	ability to maintain or grow distributions;

•	drilling locations;

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	oil, natural gas and natural gas liquids (“NGL”) reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results;

•	plans, objectives, expectations and intentions; and

•	taxes.
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
For a discussion of these matters as they pertain to LINN Energy, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as activities of LINN Energy have an impact on the Company’s results of operations and financial position.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.
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
There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2013 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.    Legal Proceedings
For a discussion of legal proceedings, see Note 8 of Notes to Financial Statements.
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
LINN Energy may not have sufficient distributable cash flow to maintain its distribution at the current distribution level, or at all, and as a result, future dividends to our shareholders may be reduced or eliminated.
For the quarters ended March 31, 2013, and June 30, 2013, LINN Energy’s distributable cash flow was less than cash distributions to its unitholders. While LINN Energy’s Board of Directors considers estimates of distributable cash flow both historically and prospectively when declaring a distribution for the current period, if it continues to generate distributable cash flow that is insufficient to maintain its current distribution to its unitholders, LINN Energy’s Board of Directors may determine to reduce or eliminate its distribution to its unitholders. Any such reduction in distributions may cause us to reduce or eliminate our dividends and the trading price of our shares may decline. Factors that may cause LINN Energy to generate distributable cash flow that is insufficient to maintain its current distribution to its unitholders include, among other things, the following:

•
Production from existing assets: LINN Energy’s revenues are dependent on how much oil, natural gas and NGLs it produces. For the quarter ended June 30, 2013, LINN Energy’s oil production volumes fell short of its expectations. If its existing assets continue to under-perform with respect to expected production, its revenues may be lower than expected, which could result in distributable cash flow that is insufficient to maintain LINN Energy’s current distribution to its unitholders.

•
NGL commodity prices: LINN Energy has been and continues to be limited in its ability to effectively hedge its NGL production. As a result, LINN Energy is subject to the current depressed price environment for NGLs, and in particular, ethane prices. If current price levels for NGLs continue into the future, its revenues and results of operations will be affected, which could result in distributable cash flow that is insufficient to maintain LINN Energy’s current distribution to its unitholders.

•
Access to and cost of capital: Accretive acquisitions are an integral component of LINN Energy’s business strategy. When revenues are expected to be lower as a result of under-performance of assets, weakening commodity prices on unhedged volumes or declining contract prices on unhedged volumes, LINN Energy seeks to make accretive acquisitions of oil and natural gas properties to cover potential shortfalls in distributable cash flow in order to maintain its distribution level. As a result of the pending SEC inquiry, LINN Energy may be limited in its ability to access the capital markets at an acceptable cost; thus its ability to make accretive acquisitions may be limited.

As a result of these and other factors, the amount of cash LINN Energy may distribute to its unitholders in the future may be significantly less than the current distribution level or the distribution may be suspended or eliminated. Further, if LINN Energy reduces its distributions to its unitholders, our Board of Directors will be required by our limited liability company agreement to reduce the cash dividend to our shareholders to be equal to 100% of such distribution, net of reserves for income taxes payable by us as determined by our Board of Directors.
Our and LINN Energy’s abilities to grow and LINN Energy’s ability to increase distributable cash flow are limited by reduced access to capital markets.
LINN Energy’s business model depends on access to capital markets at an acceptable cost to fund acquisitions and organic growth. Due to uncertainty regarding the timing, duration and subject matter of the SEC’s informal inquiry,

Item 1A.    Risk Factors - Continued

we and LINN Energy are limited in our abilities to access the capital markets. If this situation persists, LINN Energy may not be able to access the capital markets on acceptable terms, or at all, to make acquisitions or fund organic growth necessary to increase current production, which may reduce its ability to generate higher revenues and consequently its ability to increase distributable cash flow. Further, if LINN Energy is unable to increase its distributions to its unitholders, our Board of Directors will be unable to independently increase the cash dividend to our shareholders because we are required to pay dividends equal to 100% of distributions from LINN Energy net of reserves for income taxes payable by us as determined by our Board of Directors.
We and LINN Energy will incur significant costs associated with the pending SEC inquiry and other legal proceedings, and the ultimate outcome of these matters is uncertain.
We, LINN Energy and our and LINN Energy’s current and former directors and officers are the subject of a number of purported class action lawsuits and derivative lawsuits, and there is an ongoing private SEC inquiry regarding us and LINN Energy. We cannot predict the outcome or impact of these pending matters, but the lawsuits could result in judgments against us and LINN Energy and directors and officers named as defendants and there could be one or more enforcement actions in respect of the SEC inquiry, which may result in fines, penalties, damages, sanctions, administrative remedies and modifications to our and LINN Energy’s business practices. Furthermore, our and LINN Energy’s legal expenses incurred in defending the lawsuits and responding to the SEC inquiry have been significant and we and LINN Energy expect them to continue to be significant in the future. In addition, members of our and LINN Energy’s senior management have been required to divert significant attention and resources to these matters, reducing the time, attention and resources they have available to devote to managing our and LINN Energy’s respective businesses. These additional expenses and diversion of attention and resources, along with any reputational issues raised by these lawsuits and inquiry, may materially affect our and LINN Energy’s businesses and results of operations and consequently LINN Energy’s distributable cash flow. Further, if LINN Energy reduces its distributions to its unitholders, our Board of Directors will be required by our limited liability company agreement to reduce the cash dividend to our shareholders to be equal to 100% of such distribution, net of reserves for income taxes payable by us as determined by our Board of Directors.
The Berry merger exchange ratio is fixed and will not be adjusted in the event of any change in either LinnCo’s share price or Berry’s stock price.
Upon the consummation of the merger with Berry, each share of Berry common stock will be converted into the right to receive 1.25 LinnCo common shares, with cash paid in lieu of fractional shares. This exchange ratio was fixed in the merger agreement we entered into with Berry and will not be adjusted for changes in the market price of either LinnCo common shares or Berry common stock. Changes in the price of LinnCo common shares prior to the merger will affect the market value of the merger consideration that the Berry stockholders will receive on the date of the merger. Stock price changes may result from a variety of factors (many of which are beyond the control of Berry, LinnCo and LINN Energy), including the following factors:

•	market reaction to the announcement of the merger and the prospects of the combined company;

•	changes in Berry’s, LinnCo’s and LINN Energy’s respective businesses, operations, assets, liabilities and prospects;

•	changes in market assessments of the business, operations, financial position and prospects of Berry, LinnCo or LINN Energy;

•	market assessments of the likelihood that the merger will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the price of LinnCo common shares and Berry common stock;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which Berry, LinnCo and LINN Energy operate; and

•	other factors beyond the control of Berry, LinnCo and LINN Energy, including those described or referred to elsewhere in this “Risk Factors” section.

Item 1A.    Risk Factors - Continued

The Berry merger and related transactions are subject to approval by Berry stockholders, LinnCo shareholders and LINN Energy unitholders.
In order for the Berry merger to be completed, the Berry stockholders must adopt the merger agreement and approve the merger and the other transactions contemplated by the merger agreement, which requires approval by a majority of the votes entitled to be cast by all outstanding shares of Berry common stock as of the record date for the Berry special meeting. While a vote of the LinnCo common shareholders is not required to approve the merger, the approval of the LinnCo common shareholders is required under NASDAQ Marketplace Rule 5635(a) in order for LinnCo to be authorized to issue LinnCo common shares to the Berry stockholders in connection with the merger. Approval of the issuance of LinnCo common shares to the Berry stockholders under NASDAQ rules requires the affirmative vote of a majority of votes cast by holders of LinnCo common shares at the LinnCo annual meeting. Additionally, the LinnCo common shareholders must approve certain amendments to the limited liability company agreement of LinnCo, which requires the affirmative vote of a majority of outstanding LinnCo voting shares and a majority of outstanding LinnCo common shares, voting as separate classes. In addition, in order for the merger to be completed, the LINN Energy unitholders must approve the issuance of LINN Energy units to LinnCo in connection with the contribution of Berry to LINN Energy, which requires the affirmative vote of a majority of the votes cast by holders of LINN Energy units at the LINN Energy annual meeting under NASDAQ Marketplace Rule 5635(a).
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
Berry’s credit facility and the indentures governing its outstanding notes contain, and any future indebtedness may also contain, a number of restrictive covenants that impose operating restrictions on Berry, including restrictions on Berry’s ability to make distributions to LINN Energy. Any such restrictions on Berry’s ability to make distributions to LINN Energy would adversely affect LINN Energy’s ability to make distributions to its unitholders, including LinnCo.
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
The pendency of the Berry merger could adversely affect the business and operations of Berry, LinnCo and LINN Energy.
In connection with the pending merger, some customers or vendors of each of Berry and LINN Energy may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of Berry, LinnCo

Item 1A.    Risk Factors - Continued

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
The Berry merger is subject to the receipt of consents and approvals from governmental entities that may impose conditions that could have an adverse effect on LinnCo.
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
Failure to complete the Berry merger could negatively affect the stock price of Berry, LinnCo and LINN Energy, respectively, and their respective future businesses and financial results.
If the Berry merger is not completed, the ongoing businesses of Berry, LinnCo and LINN Energy may be adversely affected and Berry, LinnCo and LINN Energy will be subject to several risks and consequences, including the following:

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

Item 1A.    Risk Factors - Continued

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
Purported stockholder class actions have been filed against, among others, Berry, LinnCo, LINN Energy and the members of the Berry board of directors. Multiple actions seek an injunction barring or rescinding the merger and damages in connection with the proposed transactions. If a final settlement is not reached, or if dismissals of these actions are not obtained, these lawsuits could prevent or delay the completion of the merger, and result in substantial costs to Berry, LinnCo and LINN Energy, including costs associated with the indemnification of directors. Additional lawsuits related to the merger may be filed against Berry, LinnCo, LINN Energy and each of their directors. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company’s business, financial condition or results of operations.

Part II - Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 6.    Exhibits

Exhibit Number		Description
31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1*	—	Linn Energy, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LinnCo, LLC
(Registrant)

Date: August 8, 2013	/s/ David B. Rottino
David B. Rottino
Senior Vice President of Finance and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)