Form 10-Q
period 2013-09-30
LinnCo, LLC
filed 2013-10-28
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
As of September 30, 2013, there were 34,787,500 common shares outstanding.

		Page

	Part I – Financial Information

Item 1.	Financial Statements
	Balance Sheets as of September 30, 2013, and December 31, 2012	1
	Statements of Operations for the three months and nine months ended September 30, 2013, the three months ended September 30, 2012, and for the period from April 30, 2012 (inception) to September 30, 2012	2
	Statement of Shareholders’ Equity for the nine months ended September 30, 2013	3
	Statements of Cash Flows for the nine months ended September 30, 2013, and for the period from April 30, 2012 (inception) to September 30, 2012	4
	Notes to Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

	Part II – Other Information

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6.	Exhibits	25

	Signature	26

i

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
LINNCO, LLC
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$1,045	$523
Accounts receivable – related party	6,250	—
Deferred offering costs	361	—
Total current assets	7,656	523

Noncurrent assets:
Investment in Linn Energy, LLC	1,182,185	1,221,817
Total noncurrent assets	1,182,185	1,221,817
Total assets	$1,189,841	$1,222,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,250	$—
Total current liabilities	6,250	—

Noncurrent liabilities:
Deferred income tax	20,131	13,559
Total noncurrent liabilities	20,131	13,559

Contingencies (Note 8)

Shareholders’ equity:
Voting shares; unlimited shares authorized; 1 share issued and outstanding at September 30, 2013, and December 31, 2012	1	1
Common shares; unlimited shares authorized, 34,787,500 shares issued and outstanding at September 30, 2013, and December 31, 2012	1,209,835	1,209,835
Additional paid-in capital	18,285	2,991
Accumulated deficit	(64,661)	(4,046)
	1,163,460	1,208,781
Total liabilities and shareholders’ equity	$1,189,841	$1,222,340
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2013	April 30, 2012 (Inception) to September 30, 2012
	2013	2012
	(in thousands, except per share amounts)

Equity income (loss) from investment in Linn Energy, LLC	$(667)	$—	$36,024	$—
General and administrative expenses	(635)	(351)	(14,933)	(506)
Income (loss) before income taxes	(1,302)	(351)	21,091	(506)
Income tax (expense) benefit	3,908	—	(6,572)	—
Net income (loss)	$2,606	$(351)	$14,519	$(506)

Net income (loss) per share, basic and diluted	$0.07	N/A	$0.42	N/A

Weighted average shares outstanding	34,788	N/A	34,788	N/A

Dividends declared per share	$0.725	N/A	$2.16	N/A
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	(in thousands)

December 31, 2012	34,788	$1,209,836	$2,991	$(4,046)	$1,208,781
Capital contributions from Linn Energy, LLC		—	15,294	—	15,294
Dividends to shareholders		—	—	(75,134)	(75,134)
Net income		—	—	14,519	14,519
September 30, 2013	34,788	$1,209,836	$18,285	$(64,661)	$1,163,460
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2013	April 30, 2012 (Inception) to September 30, 2012
	(in thousands)

Cash flow from operating activities:
Net income (loss)	$14,519	$(506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity income from investment in Linn Energy, LLC	(36,024)	—
Noncash general and administrative expenses paid by Linn Energy, LLC	14,933	506
Deferred income tax	6,572	—
Cash distributions received	75,656	—
Net cash provided by operating activities	75,656	—

Cash flow from financing activities:
Share issued	—	1
Dividends paid to shareholders	(75,134)	—
Net cash provided by (used in) financing activities	(75,134)	1

Net increase in cash and cash equivalents	522	1
Cash and cash equivalents:
Beginning	523	—
Ending	$1,045	$1
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012. As of September 30, 2013, LinnCo’s sole purpose was to own units representing limited liability company interests (“units”) in Linn Energy, LLC (“LINN Energy”) and it had no significant assets or operations other than those related to its interest in LINN Energy. In connection with the pending acquisition of Berry Petroleum Company (“Berry”) (see Note 2), LinnCo intends to amend its limited liability company agreement to permit the acquisition and subsequent contribution of assets to LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market under the symbol “LINE.” At September 30, 2013, LINN Energy’s last reported sales price per unit, as reported by NASDAQ, was $25.92 and the Company owned approximately 15% of LINN Energy’s outstanding units.
Principles of Reporting
The financial statements at September 30, 2013, for the three months and nine months ended September 30, 2013, for the three months ended September 30, 2012, and for the period from April 30, 2012 (inception) to September 30, 2012, are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results reported in these unaudited financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
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
For the three months and nine months ended September 30, 2013, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $1 million and $15 million, respectively, of which approximately $9 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2013. The expenses for the three months and nine months ended September 30, 2013, include approximately $125,000 and $13 million, respectively, of transaction costs related to professional services rendered by third parties in connection with the pending acquisition of Berry (see Note 2). The expenses for the three months and nine months ended September 30, 2013, also include approximately $403,000 and $1 million, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. The offering costs of approximately $361,000 were incurred in connection with LinnCo’s registration statement on Form S-4 related to the pending acquisition of Berry.
For the three months ended September 30, 2012, and for the period from April 30, 2012 (inception) to September 30, 2012, LinnCo incurred total general and administrative expenses of approximately $351,000 and $506,000, respectively. The expenses for the three months ended September 30, 2012, and for the period from April 30, 2012 (inception) to September 30,

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

2012, include approximately $238,000 and $310,000, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. For the period from April 30, 2012 (inception) to September 30, 2012, LINN Energy had also paid, on LinnCo’s behalf, approximately $907,000 of deferred offering costs in connection with LinnCo’s October 2012 initial public offering (“IPO”).
Dividends
Within five (5) business days after receiving a cash distribution related to its interests in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), if any, as dividends to its shareholders. The amount of the tax reserve is calculated on a quarterly basis and is determined based on the estimated tax liability for the entire year. The current tax reserve can be increased or reduced, at Company management’s discretion, to account for the over/(under) tax reserve previously recorded. Because the tax reserve is an estimate, upon filing the annual tax returns, if the actual amount of tax due is greater or less than the total amount of tax reserved, the subsequent tax reserve, at Company management’s discretion, could be adjusted accordingly. Any such adjustments are subject to approval by the Company’s Board of Directors (“Board”).
Use of Estimates
The preparation of the accompanying financial statements in conformity with GAAP requires Company management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of income and expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Any changes in estimates resulting from continuous changes in the economic environment will be reflected in the financial statements in future periods.
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses). The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At September 30, 2013, the Company owned approximately 15% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
The initial carrying amount of the Company’s investment in LINN Energy exceeded the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $516 million. The difference was attributable to proved and unproved oil and natural gas properties, senior notes and equity method goodwill. These amounts are included in “investment in Linn Energy, LLC” on the balance sheet and are amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy. Equity method goodwill is not amortized; however, the investment is reviewed for impairment. Impairment testing is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of September 30, 2013, no impairment had occurred with respect to the Company’s investment in LINN Energy.
Note 2 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN Energy. At September 30, 2013, LinnCo’s issued capitalization consisted of $1.2 billion in shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of shares and voting shares. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
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
Note 3 – Business
In October 2012, LinnCo completed its IPO. At no time after LinnCo’s formation and prior to the IPO did LinnCo have any operations or own any interest in LINN Energy. After the IPO and as of September 30, 2013, LinnCo’s sole purpose was to own LINN Energy units and it had no significant assets or operations other than those related to its interest in LINN Energy. In connection with the pending acquisition of Berry (see Note 2), LinnCo intends to amend its limited liability company agreement to permit the acquisition and subsequent contribution of assets to LINN Energy.
Note 4 – Summarized Financial Information for Linn Energy, LLC
Following is summarized statements of operations and balance sheet information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Summarized Linn Energy, LLC Statements of Operations Information

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)

Revenues and other	$494,562	$1,702,447
Expenses	(421,630)	(1,287,618)
Other income and (expenses)	(107,398)	(319,616)
Income tax (expense) benefit	4,406	(2,001)
Net income (loss)	$(30,060)	$93,212

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Summarized Linn Energy, LLC Balance Sheet Information

September 30, 2013
(in thousands)

Current assets	$649,306
Noncurrent assets	10,923,452
11,572,758
Current liabilities	827,772
Noncurrent liabilities	6,704,828
Unitholders’ capital	$4,040,158

Note 5 – Income Tax
LinnCo is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At September 30, 2013, and December 31, 2012, the majority of the Company’s temporary difference and associated deferred tax expense resulted from its investment in LINN Energy.
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
On July 1, 2013, LINN Energy’s Board declared a cash distribution of $0.725 per unit with respect to the second quarter of 2013, to be paid in three equal monthly installments of $0.2416 per unit. The distributions attributable to LinnCo’s interest in LINN Energy, totaling approximately $25 million, were paid to LinnCo in three equal monthly installments of approximately $8 million on July 15, 2013, August 14, 2013, and September 13, 2013.
On July 1, 2013, the Company’s Board declared a cash dividend of $0.725 per common share with respect to the second quarter of 2013, to be paid in three equal monthly installments of $0.2416 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management determined that no income tax reserve was required to be deducted from the cash dividend declared on July 1, 2013. Dividends, totaling approximately $25 million, were paid in three equal monthly installments of approximately $8 million on July 16, 2013, August 15, 2013, and September 16, 2013.
On October 1, 2013, LINN Energy’s Board declared a cash distribution of $0.725 per unit with respect to the third quarter of 2013, to be paid in three equal monthly installments of $0.2416 per unit. The first monthly distribution with respect to the third quarter of 2013 attributable to LinnCo’s interest in LINN Energy, totaling approximately $8 million, was paid to LinnCo on October 17, 2013.
On October 1, 2013, the Company’s Board declared a cash dividend of $0.725 per common share with respect to the third quarter of 2013, to be paid in three equal monthly installments of $0.2416 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on October 1, 2013. The first monthly dividend with respect to the third quarter of 2013, totaling approximately $8 million, was paid on October 18, 2013, to shareholders of record as of the close of business on October 11, 2013.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 7 – Supplemental Disclosures to the Statements of Cash Flows
For the nine months ended September 30, 2013, and for the period from April 30, 2012 (inception) to September 30, 2012, LinnCo incurred and recorded approximately $15 million and $2 million, respectively, of general and administrative expenses and certain offering costs. Of the expenses and costs incurred for the nine months ended September 30, 2013, approximately $9 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2013. All of these expenses and costs are paid by LINN Energy on LinnCo’s behalf, and therefore, are accounted for as capital contributions and reflected as noncash transactions by LinnCo.
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
On July 9, 2013, Anthony Booth, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Booth Action”). On July 18, 2013, the Catherine A. Fisher Trust, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against the same defendants (the “Fisher Action”). On July 17, 2013, Don Gentry, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Gentry Action”) (the Booth Action, Fisher Action, and Gentry Action together, the “Texas Federal Actions”). The Texas Federal Actions each assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production. The Gentry Action asserts additional claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to these issues in the prospectus and registration statement for LinnCo’s initial public offering. On September 23, 2013, the Southern District of Texas entered an order transferring the Texas Federal Actions to the Southern District of New York so that they could be consolidated with the New York Federal Actions, which are described below.
On July 10, 2013, David Adrian Luciano, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, LinnCo, Mark E. Ellis,

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Luciano Action”). The Luciano Action asserts claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to LINN Energy’s hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production in the prospectus and registration statement for LinnCo’s initial public offering. On July 12, 2013, Frank Donio, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Donio Action”). The Donio Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production. Several additional class action cases substantially similar to the Luciano Action and the Donio Action were subsequently filed in the Southern District of New York and assigned to the same judge (the Luciano Action, Donio Action, and all similar subsequently filed New York federal class actions together, the “New York Federal Actions”). The Texas Federal Actions and the New York Federal Actions have now been consolidated in the United States District Court for the Southern District of New York. The cases are in their preliminary stages and it is possible that additional similar actions could be filed. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
On July 10, 2013, Judy Mesirov, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against Mark E. Ellis, Kolja Rockov, David B. Rottino, Arden L. Walker, Jr., Charlene A. Ripley, Michael C. Linn, Joseph P. McCoy, George A. Alcorn, Terrence S. Jacobs, David D. Dunlap, Jeffrey C. Swoveland, and Linda M. Stephens in the District Court of Harris County, Texas (the “Mesirov Action”). On July 12, 2013, John Peters, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Peters Action”). On August 26, 2013, Joseph Abdalla, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Abdalla Action”) (the Mesirov Action, Peters Action, and Abdalla Actions together, the “Texas State Court Derivative Actions”). On August 19, 2013, the Charlote J. Lombardo Trust of 2004, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the United States District Court for the Southern District of Texas (the “Lombardo Action”). On September 30, 2013, the Thelma Feldman Rev. Trust, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Feldman Rev. Trust Action”). On October 21, 2013, the Parker Family Trust of 2012, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Parker Family Trust Action”) (the Lombardo Action, Feldman Rev. Trust Action, and Parker Family Trust Action together, the “Texas Federal Court Derivative Actions”) (the Texas State Court Derivative Action and Texas Federal Court Derivative Actions together, the “Texas Derivative Actions”). The Texas Derivative Actions assert derivative claims on behalf of LINN Energy against the individual defendants for alleged breaches of fiduciary duty, waste of corporate assets, mismanagement, abuse of control, and unjust enrichment based on factual allegations similar to those in the Texas Federal Actions and the New York Federal Actions. The cases are in their preliminary stages and it is possible that additional similar actions could be filed in the District Court of Harris County, Texas, or in other jurisdictions. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
Note 9 – SEC Inquiry
As disclosed on July 1, 2013, the Company and its affiliate, LINN Energy, have been notified by the staff of the SEC that its Fort Worth Regional Office has commenced an inquiry regarding LINN Energy and LinnCo (the “SEC inquiry”). The SEC staff is investigating whether any violations of federal securities laws have occurred. The SEC staff has requested the production of documents and communications that are potentially relevant to, among other things, LINN Energy and LinnCo’s use of non-GAAP financial measures and disclosures related to LINN Energy’s hedging strategy. The SEC staff has stated that the fact of the inquiry should not be construed as an indication that the SEC or its staff has a negative view of any entity, individual or security. Both LINN Energy and LinnCo are cooperating fully with the SEC in this matter. Due to the pending SEC inquiry, the timing of closing of the merger with Berry is uncertain. LINN Energy and LinnCo are unable to predict the timing or outcome of the SEC inquiry or estimate the nature or amount of any possible sanction the SEC could seek to impose, which could include a fine, penalty, or court or administrative order prohibiting specific conduct, or a potential restatement of LINN Energy’s or LinnCo’s financial statements, any of which could be material. No provision for losses has been recorded for this exposure.

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
LinnCo’s success is dependent upon the operation and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.
Business
At no time after LinnCo’s formation and prior to the initial public offering (“IPO”) did LinnCo have any operations or own any interest in LINN Energy. After the IPO and as of September 30, 2013, LinnCo’s sole purpose was to own units representing limited liability company interests (“units”) in LINN Energy and it had no significant assets or operations other than those related to its interest in LINN Energy. In connection with the pending acquisition of Berry Petroleum Company (“Berry”) (see Note 2), LinnCo intends to amend its limited liability company agreement to permit the acquisition and subsequent contribution of assets to LINN Energy.
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
Results of Operations
Equity Income from Investment in Linn Energy, LLC
The Company’s results of operations primarily consist of its share of earnings of LINN Energy attributed to the units the Company owns. At September 30, 2013, the Company owned approximately 15% of LINN Energy’s outstanding units. The percentage ownership of LINN Energy could change over time due to the Company’s ownership of additional units or other issuances or repurchases of units by LINN Energy. The Company uses the equity method of accounting for its investment in LINN Energy and records earnings (losses) as described below.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Following is summarized statements of operations information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Linn Energy, LLC

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)

Revenues and other	$494,562	$1,702,447
Expenses	(421,630)	(1,287,618)
Other income and (expenses)	(107,398)	(319,616)
Income tax (expense) benefit	4,406	(2,001)
Net income (loss)	$(30,060)	$93,212
General and Administrative Expenses
The Company’s general and administrative expenses are associated with managing the business and affairs of LinnCo. For the three months and nine months ended September 30, 2013, LinnCo incurred total general and administrative expenses of approximately $1 million and $15 million, respectively, of which approximately $9 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2013. The expenses for the three months and nine months ended September 30, 2013, include approximately $125,000 and $13 million, respectively, of transaction costs related to professional services rendered by third parties in connection with the pending acquisition of Berry (see Note 2). The expenses for the three months and nine months ended September 30, 2013, also include approximately $403,000 and $1 million, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. For the three months ended September 30, 2012, and for the period from April 30, 2012 (inception) to September 30, 2012, LinnCo incurred total general and administrative expenses of approximately $351,000 and $506,000, respectively. Because all general and administrative expenses are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo.
Income Tax (Expense) Benefit
Income tax benefit of approximately $4 million and income tax expense of approximately $7 million, respectively, for the three months and nine months ended September 30, 2013, is based on the Company’s net income (loss) for the periods, primarily associated with equity income (loss) from its investment in LINN Energy.
Liquidity and Capital Resources
The Company’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO and (2) voting shares, 100% of which are held by LINN Energy. At September 30, 2013, LinnCo’s issued capitalization consisted of $1.2 billion in common shares representing limited liability company interests (“shares”) and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
LINN Energy has agreed to provide to LinnCo, or to pay on LinnCo’s behalf, any legal, accounting, tax advisory, financial advisory and engineering fees, printing costs or other administrative and out-of-pocket expenses incurred by LinnCo, along with any other expenses incurred in connection with any public offering of LinnCo shares or incurred as a result of being a publicly traded entity. These expenses include costs associated with annual, quarterly and other reports to holders of LinnCo shares, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees.

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
Distributions and Dividends
Within five (5) business days after receiving a cash distribution related to its interest in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), if any, as dividends to its shareholders. The following provides a summary of dividends paid by the Company during the nine months ended September 30, 2013:

Date Paid	Dividends Per Share		Total Dividends
			(in millions)

September 2013	$0.2416		$8
August 2013	$0.2416		$8
July 2013	$0.2416		$8
May 2013	$0.725		$25
February 2013	$0.71	(1)	$25

(1)	This amount is net of the tax reserve of $0.015 per common share.
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
On October 1, 2013, LINN Energy’s Board declared a cash distribution of $0.725 per unit with respect to the third quarter of 2013, to be paid in three equal monthly installments of $0.2416 per unit. The first monthly distribution with respect to the third quarter of 2013 attributable to LinnCo’s interest in LINN Energy, totaling approximately $8 million, was paid to LinnCo on October 17, 2013.
On October 1, 2013, the Company’s Board declared a cash dividend of $0.725 per common share with respect to the third quarter of 2013, to be paid in three equal monthly installments of $0.2416 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on October 1, 2013. The first monthly dividend with respect to the third quarter of 2013, totaling approximately $8 million, was paid on October 18, 2013, to shareholders of record as of the close of business on October 11, 2013.
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
On July 9, 2013, Anthony Booth, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Booth Action”). On July 18, 2013, the Catherine A. Fisher Trust, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against the same defendants (the “Fisher Action”). On July 17, 2013, Don Gentry, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Gentry Action”) (the Booth Action, Fisher Action, and Gentry Action together, the “Texas Federal Actions”). The Texas Federal Actions each assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production. The Gentry Action asserts additional claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to these issues in the prospectus and registration statement for LinnCo’s initial public offering. On September 23, 2013, the Southern District of Texas entered an order transferring the Texas Federal Actions to the Southern District of New York so that they could be consolidated with the New York Federal Actions, which are described below.
On July 10, 2013, David Adrian Luciano, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Luciano Action”). The Luciano Action asserts claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to LINN Energy’s hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production in the prospectus and registration statement for LinnCo’s initial public offering. On July 12, 2013, Frank Donio, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Donio Action”). The Donio Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production. Several additional class action cases substantially similar to the Luciano Action and the Donio Action were subsequently filed in the Southern District of New York and assigned to the same judge (the Luciano Action, Donio Action, and all similar subsequently filed New York federal class actions together, the “New York Federal Actions”). The Texas Federal Actions and the New York Federal Actions have now been consolidated in the United States District Court for the Southern District of New York. The cases are in their preliminary stages and it is possible that additional similar actions could be filed. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
On July 10, 2013, Judy Mesirov, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against Mark E. Ellis, Kolja Rockov, David B. Rottino, Arden L. Walker, Jr., Charlene A. Ripley, Michael C. Linn, Joseph P. McCoy, George A. Alcorn, Terrence S. Jacobs, David D. Dunlap, Jeffrey C. Swoveland, and Linda M. Stephens in the District Court of Harris County, Texas (the “Mesirov Action”). On July 12, 2013, John Peters, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Peters Action”). On August 26, 2013, Joseph Abdalla, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Abdalla Action”) (the Mesirov Action, Peters Action, and Abdalla Actions together, the “Texas State Court Derivative Actions”). On August 19, 2013, the Charlote J. Lombardo Trust of 2004, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the United States District Court for the Southern District of Texas (the “Lombardo Action”). On September 30, 2013, the Thelma Feldman Rev.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Trust, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Feldman Rev. Trust Action”). On October 21, 2013, the Parker Family Trust of 2012, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Parker Family Trust Action”) (the Lombardo Action, Feldman Rev. Trust Action, and Parker Family Trust Action together, the “Texas Federal Court Derivative Actions”) (the Texas State Court Derivative Action and Texas Federal Court Derivative Actions together, the “Texas Derivative Actions”). The Texas Derivative Actions assert derivative claims on behalf of LINN Energy against the individual defendants for alleged breaches of fiduciary duty, waste of corporate assets, mismanagement, abuse of control, and unjust enrichment based on factual allegations similar to those in the Texas Federal Actions and the New York Federal Actions. The cases are in their preliminary stages and it is possible that additional similar actions could be filed in the District Court of Harris County, Texas, or in other jurisdictions. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
Critical Accounting Policies and Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based upon the financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures of contingent assets and liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that are believed to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Actual results may differ from these estimates and assumptions used in the preparation of the financial statements.
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses). The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At September 30, 2013, the Company owned approximately 15% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
The initial carrying amount of the Company’s investment in LINN Energy exceeded the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $516 million. The difference was attributable to proved and unproved oil and natural gas properties, senior notes and equity method goodwill. These amounts are included in “investment in Linn Energy, LLC” on the balance sheet and are amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy. Equity method goodwill is not amortized; however, the investment is reviewed for impairment. Impairment testing is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of September 30, 2013, no impairment had occurred with respect to the Company’s investment in LINN Energy.
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
For a discussion of these matters as they pertain to LINN Energy, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as activities of LINN Energy have an impact on the Company’s results of operations and financial position.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.
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
There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2013 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
LINN Energy may not have sufficient net cash provided by operating activities to pay its distribution at the current distribution level, or at all, and as a result, future dividends to our shareholders may be reduced or eliminated.
LINN Energy’s net cash provided by operating activities is frequently less than cash distributions to its unitholders. While LINN Energy’s Board of Directors makes discretionary adjustments to net cash provided by operating activities when declaring a distribution for the current period, if LINN Energy generates insufficient net cash provided by operating activities for a sustained period of time, LINN Energy’s Board of Directors may determine to reduce or eliminate its distribution to its unitholders. Any such reduction in distributions may cause us to reduce or eliminate our dividends, and the trading price of our shares may decline. Factors that may cause LINN Energy to generate net cash provided by operating activities that is insufficient to pay its current distribution to its unitholders include, among other things, the following:

•
Production from existing assets: LINN Energy’s revenues are dependent on how much oil, natural gas and NGLs it produces. If its existing assets under-perform for a prolonged period of time with respect to expected production volumes, its revenues may be lower than expected, and net cash provided by operating activities could be insufficient to pay LINN Energy’s current distribution to its unitholders.

•
NGL commodity prices: LINN Energy has been and continues to be limited in its ability to effectively hedge its NGL production. As a result, LINN Energy is subject to the current depressed price environment for NGLs, and in particular, ethane prices. If current price levels for NGLs continue into the future, its revenues and results of operations will be affected, and net cash provided by operating activities could be insufficient to pay LINN Energy’s current distribution to its unitholders.

•
Access to and cost of capital: Accretive acquisitions are an integral component of LINN Energy’s business strategy. When revenues are expected to be lower as a result of under-performance of assets, weakening commodity prices on unhedged volumes or declining contract prices on hedged volumes, LINN Energy seeks to make accretive acquisitions of oil and natural gas properties to cover potential shortfalls in net cash provided by operating activities in order to maintain its distribution level. As a result of the pending SEC inquiry, LINN Energy may be limited in its ability to access the capital markets at an acceptable cost or at all; thus its ability to make accretive acquisitions may be limited.

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
If LINN Energy is unable to fully offset declines in production and proved developed producing reserves from discretionary reductions for a portion of its oil and natural gas development costs, its net cash provided by operating activities could be reduced, which could adversely affect its ability to pay a distribution at the current level or at all.
In determining the amount of cash that LINN Energy distributes to unitholders, LINN Energy’s Board of Directors establishes at the end of each year the estimated amounts (which it refers to as discretionary reductions for a portion of oil and natural gas development costs) that it believes will be necessary during the following year to fully offset declines in production and proved developed producing reserves through drilling and development activities. In determining this portion of oil and natural gas development costs (which includes estimated drilling and development costs associated with projects to convert a portion of non-producing reserves to producing status but does not include the historical cost of acquired properties as those amounts have

Item 1A.    Risk Factors - Continued

already been spent in prior periods and were financed primarily with external sources of funding), LINN Energy management evaluates historical results of LINN Energy’s drilling and development activities based on periodically revised and updated information from past years to assess the costs, adequacy and effectiveness of such activities and future assumptions regarding cost trends, production and decline rates and reserve recoveries. However, LINN Energy’s management does not conduct an analysis to evaluate historical amounts of capital actually spent on such drilling and development activities. LINN Energy’s ability to pursue projects with the intent to fully offset declines in production and proved developed producing reserves through drilling and development activities is limited to its inventory of development opportunities on its existing acreage position. LINN Energy management’s estimate of this discretionary portion of its oil and natural gas development costs does not include the historical acquisition cost of projects pursued during the year or the acquisition of new oil and natural gas reserves. Moreover, LINN Energy’s assumptions regarding costs, production and decline rates and reserve recoveries may prove incorrect. If LINN Energy is unable to fully offset declines in production and proved developed producing reserves from this discretionary portion of its oil and natural gas development costs, its net cash provided by operating activities could be reduced, which could adversely affect its ability to pay a distribution at the current level or at all. Furthermore, LINN Energy’s existing reserves, inventory of drilling locations and production levels will decline over time as a result of development and production activities. Consequently, if LINN Energy were to limit its total capital expenditures to this discretionary portion of its oil and natural gas development costs and not complete acquisitions of new reserves, total reserves would decrease over time, resulting in an inability to sustain production at current levels, which could adversely affect its ability to pay a distribution at the current level or at all, and consequently our ability to pay a dividend at the current level or at all.
Risks Relating to the SEC Inquiry and Shareholder Litigation
We and LINN Energy will incur significant costs associated with the pending SEC inquiry and other legal proceedings, and the ultimate outcome of these matters is uncertain.
We, LINN Energy and our and LINN Energy’s current and former directors and officers are the subjects of a number of purported class action lawsuits and derivative lawsuits, and there is an ongoing private SEC inquiry regarding us and LINN Energy. We cannot predict the duration, outcome or impact of these pending matters, but the lawsuits could result in judgments against us and LINN Energy and directors and officers named as defendants. Furthermore, we are unable to predict the timing or outcome of the SEC inquiry or estimate the nature or amount of any possible sanction or enforcement action the SEC could seek to impose, which could include fines, penalties, damages, sanctions, administrative remedies and modifications to our and LINN Energy’s disclosure, accounting and business practices, including a prohibition on specific conduct or a potential restatement of our or LINN Energy’s financial statements, any of which could be material. Our and LINN Energy’s legal expenses incurred in defending the lawsuits and responding to the SEC inquiry have been significant and we and LINN Energy expect them to continue to be significant in the future. In addition, members of our and LINN Energy’s senior management have been required to divert significant attention and resources to these matters, reducing the time, attention and resources they have available to devote to managing our and LINN Energy’s respective businesses. These additional expenses and diversion of attention and resources, along with any reputational issues raised by these lawsuits and inquiry, may materially affect our and LINN Energy’s businesses and results of operations and consequently LINN Energy’s cash flow. Further, if LINN Energy reduces its distributions to its unitholders, our Board of Directors will be required by LinnCo’s limited liability company agreement to reduce the cash dividend to our shareholders to be equal to 100% of such distribution, net of reserves for income taxes payable by us as determined by our Board of Directors.
Our and LINN Energy’s abilities to grow and LINN Energy’s ability to increase cash flow are limited by reduced access to capital markets.
LINN Energy’s business model depends on access to capital markets at an acceptable cost to fund acquisitions and its capital expenditures. Due to uncertainty regarding the timing, duration and subject matter of the SEC’s inquiry and negative press related to such inquiry, we and LINN Energy are limited in our abilities to access the capital markets. If this situation persists, LINN Energy may not be able to access the capital markets on acceptable terms, or at all, to make acquisitions or fund its capital expenditures necessary to sustain or increase current production, which may reduce its ability to generate higher revenues and consequently its ability to increase cash flow and sustain or increase distributions. Further, if LINN Energy is unable to increase its distributions to its unitholders, our Board of Directors will be unable to independently increase the cash dividend to our shareholders because it is required to pay dividends equal to 100% of distributions from LINN Energy, net of reserves for income taxes payable by us as determined by our Board of Directors.
Failure to complete or delays in completing our pending merger with Berry could have an adverse impact on LINN Energy’s unit price and LINN Energy’s business.

Item 1A.    Risk Factors - Continued

Due to the pending SEC inquiry, the timing of our pending merger with Berry is uncertain. If the merger is not completed, or there are delays in completing the merger, LINN Energy’s unit price may decline and its business could be adversely affected and LINN Energy would be subject to a number of risks, including the following:

•
the current trading price of LINN Energy units may reflect a market assumption that the merger will be completed and a failure to complete or delays in completing the merger could result in a further decline in the price of LINN Energy units;

•
LINN Energy may not realize the benefits expected from the merger, including cost savings, increased production, enhanced financial and competitive position and diversification of operating locations and assets;

•
LINN Energy will be required to pay certain costs relating to the merger, including certain investment banking, financing, legal and accounting fees and expenses, whether or not the merger is completed; and

•
LINN Energy may be responsible, under certain circumstances, for the net losses resulting from the termination of the derivatives transactions entered into by Berry at LINN Energy’s request on or after the date of the merger agreement, which net losses could be significant.

There can be no assurance that these risks will not materialize, and if any of them do, they may have an adverse effect on our and LINN Energy’s financial position, results of operations and net cash provided by operating activities.
The SEC inquiry, shareholder litigation and other factors may make the market price of our shares and LINN Energy units highly volatile.
The market price of our common shares and LINN Energy units could fluctuate substantially in the future due to the factors discussed in this “Risk Factors” section, including the risks relating to the SEC inquiry and shareholder litigation, and other factors including rumors or dissemination of false information; changes in coverage or earnings estimates by analysts; our or LINN Energy’s ability to meet analysts’ or market expectations; and sales of our common shares or LINN Energy units by existing shareholders or unitholders, respectively. For example, after the announcement of the SEC inquiry, the price of our common shares and LINN Energy units dropped significantly. Currently a number of purported class action lawsuits have been filed against us and LINN Energy as well as derivative demands on behalf of certain purchasers of our common shares and LINN Energy units. Litigation of this kind could result in additional substantial litigation costs, a damages award against us and LINN Energy, further diversion of management’s attention and additional volatility in the market price of our common shares or LINN Energy units.
Negative press from the SEC inquiry and shareholder litigation or otherwise could have a material adverse effect on LINN Energy’s business, financial condition and results of operations.
The negative press resulting from the SEC inquiry and shareholder litigation matters have harmed LINN Energy’s reputation and could otherwise result in a loss of future business with LINN Energy’s counterparties and business partners. It could also adversely affect the public’s perception of LINN Energy and lead to reluctance by new parties to do business with LINN Energy. If LINN Energy’s business partners and customers curtail their relationships with LINN Energy, LINN Energy could experience higher costs of doing business due to less favorable terms and/or the need to find alternative partners. There can be no assurance that LINN Energy’s business partners and customers will not attempt to end or curtail their relationships with LINN Energy, which could consequently affect our business, financial condition and results of operations.
Risks Relating to the Merger
The merger will not be completed on or prior to October 31, 2013 (the “End Date”). After the End Date, any of us, LINN Energy or Berry may unilaterally terminate the merger agreement at any time prior to completion of the merger.
The merger will not be completed on or prior to the End Date, and although the merger agreement does not automatically terminate as of such date, any of us, LINN Energy or Berry may unilaterally terminate the merger agreement at any time following such date prior to completion of the merger. There can be no assurances as to whether the parties will agree to extend the End Date or that the parties will refrain from exercising their rights to terminate the merger agreement.

Item 1A.    Risk Factors - Continued

The Berry merger exchange ratio is fixed and will not be adjusted in the event of any change in either our share price or Berry’s stock price.
Upon the consummation of the merger with Berry, each share of Berry common stock will be converted into the right to receive 1.25 LinnCo common shares, with cash paid in lieu of fractional shares. This exchange ratio was fixed in the merger agreement we entered into with Berry and will not be adjusted for changes in the market price of either our common shares or Berry common stock. Changes in the price of our common shares prior to the merger will affect the market value of the merger consideration that the Berry stockholders will receive on the date of the merger. Stock price changes may result from a variety of factors (many of which are beyond our control or the control of Berry and LINN Energy), including the following factors:

•	market reaction to the announcement of the merger and the prospects of the combined company;

•	changes in our, Berry’s and LINN Energy’s respective businesses, operations, assets, liabilities and prospects;

•	changes in market assessments our, Berry’s or LINN Energy’s business, operations, financial position and prospects;

•	market assessments of the likelihood that the merger will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the price of our common shares and Berry common stock;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we, Berry and LINN Energy operate; and

•	other factors beyond our, Berry’s and LINN Energy’s control, including those described or referred to elsewhere in this “Risk Factors” section.
The price of our common shares at the closing of the merger may vary from the price on the date the merger agreement was executed, on the date of this quarterly report and on the date of the Berry special meeting and our annual meeting. As a result, the market value of the merger consideration represented by the exchange ratio will also vary.
Because the merger will be completed after the dates of our annual meeting, the Berry special meeting and the LINN Energy annual meeting, the exact market value of our common shares that Berry stockholders will receive upon completion of the merger will be unknown on such date. Our shareholders should consider the following two risks:

•
If the price of our common shares increases between the date the merger agreement was signed or the date of our annual meeting and the effective time of the merger, Berry stockholders will receive our common shares that have a market value upon completion of the merger that is greater than the market value of such shares calculated pursuant to the exchange ratio when the merger agreement was signed or the date of our annual meeting, respectively. Therefore, while the number of our common shares to be issued per share of Berry common stock is fixed, our common shareholders cannot be sure of the market value of the consideration that will be paid to Berry stockholders upon completion of the merger.

•
If the price of our common shares declines between the date the merger agreement was signed or the date of the Berry special meeting and the effective time of the merger, including for any of the reasons described above, Berry stockholders will receive our common shares that have a market value upon completion of the merger that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the merger agreement was signed or on the date of the Berry special meeting, respectively. Therefore, while the number of our common shares to be issued per share of Berry common stock is fixed, Berry stockholders cannot be sure of the market value of our common shares they will receive upon completion of the merger or the market value of our common shares at any time after the completion of the merger.

The Berry merger and related transactions are subject to approval by Berry stockholders, our shareholders and LINN Energy unitholders.
In order for the Berry merger to be completed, the Berry stockholders must adopt the merger agreement and approve the merger and the other transactions contemplated by the merger agreement, which requires approval by a majority of the votes entitled to

Item 1A.    Risk Factors - Continued

be cast by all outstanding shares of Berry common stock as of the record date for the Berry special meeting. While a vote of our common shareholders is not required to approve the merger, the approval of our common shareholders is required under NASDAQ Marketplace Rule 5635(a) in order for us to be authorized to issue our common shares to the Berry stockholders in connection with the merger. Approval of the issuance of our common shares to the Berry stockholders under NASDAQ rules requires the affirmative vote of a majority of votes cast by holders of our common shares at the our annual meeting. Additionally, our common shareholders must approve certain amendments to our limited liability company agreement, which requires the affirmative vote of a majority of our outstanding voting shares and a majority of our outstanding common shares, voting as separate classes. In addition, in order for the merger to be completed, the LINN Energy unitholders must approve the issuance of LINN Energy units to us in connection with the contribution of Berry to LINN Energy, which requires the affirmative vote of a majority of the votes cast by holders of LINN Energy units at the LINN Energy annual meeting under NASDAQ Marketplace Rule 5635(a).
LINN Energy may experience difficulties in integrating the Berry business, which could cause the combined company to fail to realize many of the anticipated potential benefits of the merger.
LINN Energy entered into the merger agreement because it believes that the transaction will be beneficial to Berry and its stockholders, us and our shareholders and LINN Energy and its unitholders. Achieving the anticipated benefits of the transaction will depend in part upon whether LINN Energy is able to integrate the business of Berry in an efficient and effective manner. LINN Energy may not be able to accomplish this integration process smoothly or successfully. The difficulties of integrating Berry’s business with that of LINN Energy potentially will include, among other things, the necessity of coordinating geographically separated organizations and addressing possible differences incorporating cultures and management philosophies, and the integration of certain operations following the transaction, which will require the dedication of significant management resources and which may temporarily distract management’s attention from the day-to-day business of the combined company.
An inability to realize the full extent of the anticipated benefits of the transaction, as well as any delays encountered in the transition process, could have an adverse effect upon the revenues, level of expenses and operating results of LINN Energy after the acquisition of Berry, which may affect the value of LINN Energy units and thus our common shares after the closing of the merger.
The terms of Berry’s indebtedness may restrict Berry’s ability to make distributions to LINN Energy.
Berry’s credit facility and the indentures governing its outstanding notes contain, and any future indebtedness may also contain, a number of restrictive covenants that impose operating restrictions on Berry, including restrictions on Berry’s ability to make distributions to LINN Energy. Any such restrictions on Berry’s ability to make distributions to LINN Energy would adversely affect LINN Energy’s ability to make distributions to its unitholders, including us.
The market price of our common shares after the merger may be affected by factors different from those affecting our or Berry’s shares currently.
Our, Berry’s and LINN Energy’s businesses differ and, accordingly, the results of operations of LINN Energy after the acquisition of Berry and the market price of our common shares and LINN Energy units after the merger may be affected by factors that differ from those currently affecting our, Berry’s or LINN Energy’s independent results of operations.
The pendency of the Berry merger could adversely affect our, Berry’s and LINN Energy’s business and operations.
In connection with the pending merger, some customers or vendors of each of Berry and LINN Energy may delay or defer decisions, which could negatively impact our, Berry’s and LINN Energy’s revenues, earnings, cash flows and expenses, regardless of whether the merger is completed. In addition, due to operating covenants in the merger agreement, we and each of Berry and LINN Energy may be unable, during the pendency of the merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business.

Item 1A.    Risk Factors - Continued

The Berry merger is subject to the receipt of consents and approvals from governmental entities that may impose conditions that could have an adverse effect on us.
Before the merger may be completed, various waivers, approvals, clearances or consents must be obtained from the Federal Trade Commission, Federal Energy Regulatory Commission and the Antitrust Division of the Department of Justice and other authorities in the United States. These governmental entities may impose conditions on the completion of the merger or require changes to the terms of the merger. Although we and Berry do not currently expect that any such conditions or changes will be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of us and LINN Energy following the merger, any of which might have an adverse effect on us or LINN Energy following the merger.
Failure to complete the Berry merger could negatively affect our and Berry’s stock price and LINN Energy’s unit price, respectively, and their respective future businesses and financial results.
If the Berry merger is not completed, our, Berry’s and LINN Energy’s ongoing businesses may be adversely affected and we, Berry and LINN Energy will be subject to several risks and consequences, including the following:

•	under the merger agreement, Berry may be required, under certain circumstances, to pay us a termination fee of $83.7 million or $25.7 million in respect of our expenses;

•	under the merger agreement, we may be required, under certain circumstances, to pay Berry a termination fee of $83.7 million or $25.7 million in respect of Berry’s expenses;

•	We, Berry and LINN Energy will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;

•	We, Berry and LINN Energy would not realize the expected benefits of the merger;

•
under the merger agreement, we and each of Berry and LINN Energy is subject to certain restrictions on the conduct of its business prior to completing the merger which may adversely affect its ability to execute certain of its business strategies;

•
matters relating to the merger may require substantial commitments of time and resources by Berry, our and LINN Energy management, which could otherwise have been devoted to other opportunities that may have been beneficial to Berry, us and LINN Energy as independent companies; and

•
We, Berry or LINN Energy may be responsible for the net losses resulting from the termination of the derivative transactions entered into by Berry on or after the date of the merger agreement, which net losses could be significant.

In addition, if the merger is not completed, we, Berry and LINN Energy may experience negative reactions from the financial markets and from their respective customers and employees. We, Berry and/or LINN Energy also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us, Berry or LINN Energy to attempt to force them to perform their respective obligations under the merger agreement.
We and LINN Energy expect to incur substantial expenses related to the merger.
We and LINN Energy expect to incur substantial expenses in connection with completing the merger and integrating the business, operations, networks, systems, technologies, policies and procedures of Berry with our own. There are a large number of systems that must be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed assets, lease administration and regulatory compliance. Although we and LINN Energy have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses associated with the merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the Berry business following the completion of the merger. As a result of these expenses, we and LINN Energy expect to take charges against our respective earnings before and after the completion of the merger. The charges taken in

Item 1A.    Risk Factors - Continued

connection with the merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.
Following the merger, Berry and LINN Energy may be unable to retain key employees.
Our and LINN Energy’s success after the merger will depend in part upon LINN Energy’s ability to retain key Berry and LINN Energy employees. Key employees may depart either before or after the merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain following the merger. Accordingly, no assurance can be given that LINN Energy will be able to retain key Berry or LINN Energy employees to the same extent as in the past.
Pending litigation against us, Berry, and LINN Energy could result in an injunction preventing completion of the merger, the payment of damages in the event that the merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the merger.
Purported stockholder class actions have been filed against, among others, us, Berry, LINN Energy and the members of the Berry board of directors. Multiple actions seek an injunction barring or rescinding the merger and damages in connection with the proposed transactions. If a final settlement is not reached, or if dismissals of these actions are not obtained, these lawsuits could prevent or delay the completion of the merger, and result in substantial costs to us, Berry and LINN Energy, including costs associated with the indemnification of directors. Additional lawsuits related to the merger may be filed against us, Berry, LINN Energy and each of their respective directors. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company’s business, financial condition or results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 6.    Exhibits

Exhibit Number		Description
31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1*	—	Linn Energy, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LinnCo, LLC
(Registrant)

Date: October 28, 2013	/s/ David B. Rottino
David B. Rottino
Senior Vice President of Finance and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)