Form 10-K/A
period 2012-12-31
LinnCo, LLC
filed 2013-11-05
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1

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
Documents Incorporated By Reference:
Annual Report on Form 10-K/A of Linn Energy, LLC for the year ended December 31, 2012.

EXPLANATORY NOTE
LinnCo, LLC (“LinnCo” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013, to include the information required by Items 10 through 14 of Part III of the Company’s Form 10-K that was previously omitted and to include the Form 10-K/A of Linn Energy, LLC (“LINN Energy”), an affiliate of LinnCo, as Exhibit 99.2. In connection with LinnCo’s acquisition of Berry Petroleum Company, the Company and LINN Energy filed a Registration Statement on Form S-4 and subsequent amendments to the S-4 (as amended, the “S-4”) to address the SEC’s comments to the S-4 and the Original Filing. LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2012, was amended to conform the disclosures in the Annual Report on Form 10-K with the disclosures made in the S-4.
For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the revisions. In the Amended Filing, the Company has also updated Item 1A. Risk Factors; and Items 10. through 14. of Part III to include information that was previously omitted.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.
The Amended Filing continues to speak as of the date of the Original Filing and, except as set forth in the sections indicated above, the Company has not updated the Original Filing to reflect events occurring subsequently to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

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

Item 1.    Business - Continued

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
The forward-looking statements contained in this Annual Report on Form 10-K are largely based on LINN Energy and Company expectations, which reflect estimates and assumptions made by LINN Energy and Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Annual Report on Form 10-K are

Item 1.    Business - Continued

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
Item 1A.    Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial position, operating results or liquidity and the trading price of our shares are described below. This information should be considered carefully, together with other information in this report and other reports and materials the Company and LINN Energy file with the SEC. Because our only significant assets are the units issued by LINN Energy, our success is dependent solely upon the operation and management of LINN Energy and its resulting performance. The risk factors that affect LINN Energy also affect LinnCo; see “Risk Factors” within LINN Energy’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2012, included in this filing as Exhibit 99.2 and incorporated herein by reference.
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
Because of these factors, LINN Energy may not have sufficient available cash each quarter to pay a distribution at the current level or at all. Furthermore, the amount of cash that LINN Energy has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by noncash items. As a result, LINN Energy may be able to make cash distributions during periods when it records net losses and may not be able to make cash distributions during periods when it records net income. Please see “Risk Factors” within LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2012, included in this filing as Exhibit 99.1 and incorporated herein by reference, for a discussion of risks relating to LINN Energy’s business, including factors that could cause LINN Energy to have insufficient cash to make distributions.
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

Item 1A.    Risk Factors - Continued

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
In determining the amount of cash that LINN Energy distributes to unitholders, LINN Energy’s Board of Directors establishes at the end of each year the estimated amounts (which it refers to as discretionary reductions for a portion of oil and natural gas development costs) that it believes will be necessary during the following year to fully offset declines in production and proved developed producing reserves through drilling and development activities. In determining this portion of oil and natural gas development costs (which includes estimated drilling and development costs associated with projects to convert a portion of non-producing reserves to producing status but does not include the historical cost of acquired properties as those amounts have already been spent in prior periods and were financed primarily with external sources of funding), LINN Energy management evaluates historical results of LINN Energy’s drilling and development activities based on periodically revised and updated information from past years to assess the costs, adequacy and effectiveness of such activities and future assumptions regarding cost trends, production and decline rates and reserve recoveries. However, LINN Energy’s management does not conduct an analysis to evaluate historical amounts of capital actually spent on such drilling and development activities. LINN Energy’s ability to pursue projects with the intent to fully offset declines in production and proved developed producing reserves through drilling and development activities is limited to its inventory of development opportunities on its existing acreage position. LINN Energy management’s estimate of this discretionary portion of its oil and natural gas development costs does not include the historical acquisition cost of projects pursued during the year or the acquisition of new oil and natural gas reserves. Moreover, LINN Energy’s assumptions regarding costs, production and decline rates and reserve recoveries may prove incorrect. If LINN Energy is unable to fully offset declines in production and proved developed producing reserves from this discretionary portion of its oil and natural gas development costs, its net cash provided by operating activities could be reduced, which could adversely affect its ability to pay a distribution at the current level or at all. Furthermore, LINN Energy’s existing reserves, inventory of drilling locations and production levels will decline over time as a result of development and production activities. Consequently, if LINN Energy were to limit its total capital expenditures to this discretionary portion of its oil and natural gas development costs and not complete acquisitions of new reserves, total reserves would decrease over time, resulting in an inability to sustain production at current levels, which

Item 1A.    Risk Factors - Continued

could adversely affect its ability to pay a distribution at the current level or at all, and consequently our ability to pay a dividend at the current level or at all.
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

Item 1A.    Risk Factors - Continued

LINN Energy may issue additional units without your approval or other classes of units, and we may issue additional shares, which would dilute our direct and your indirect ownership interest in LINN Energy and your ownership interest in us.
LINN Energy’s limited liability company agreement does not limit the number of additional limited liability company interests, including interests that rank senior to the LINN Energy units, that it may issue at any time without the approval of its unitholders. The issuance by LINN Energy of additional units or other equity securities of equal or senior rank will have the following effects:

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

Item 1A.    Risk Factors - Continued

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
We cannot predict whether our shares will trade at a discount or premium to the trading price of LINN Energy units. If we incur substantial corporate income tax liabilities on income allocated to us by LINN Energy with respect to LINN Energy units we own, the quarterly dividends of cash you receive per share will be substantially less than the quarterly per unit

Item 1A.    Risk Factors - Continued

distribution of cash that we receive from LINN Energy. In addition, in the event of a merger, tender offer, going private transaction or sale of all or substantially all of our assets (“Terminal Transaction”) the net proceeds you receive from us per share may, as a result of our corporate income tax liabilities on the transaction and other factors, be substantially lower than the net proceeds per unit received by a direct LINN Energy unitholder. As a result of these considerations, our shares may trade at a substantial discount to the trading price of LINN Energy units.
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
We are classified as a corporation for U.S. federal income tax purposes and, in most states in which LINN Energy does business, for state income tax purposes. Upon a Terminal Transaction, we will be required to liquidate and distribute the net after-tax proceeds of the transaction to you. We may incur substantial corporate income tax liabilities upon such a transaction or upon our distribution to you of the proceeds of the transaction. The tax liability we incur will depend in part upon the

Item 1A.    Risk Factors - Continued

amount by which the value of the LINN Energy units we own exceeds our tax basis in the units. We expect our tax basis in our LINN Energy units to decrease over time as we receive distributions that exceed the net income allocated to us by LINN Energy with respect to those units. As a result, we may incur substantial income tax liabilities upon such a transaction even if LINN Energy units decrease in value after we purchase them. The amount of cash or other property available for distribution to you upon our liquidation will be reduced by the amount of any such income taxes paid by us.
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

Item 1A.    Risk Factors - Continued

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

Item 1A.    Risk Factors - Continued

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
We expect to complete the merger by January 31, 2014. However, due to the pending SEC inquiry the timing of our pending merger with Berry is uncertain. If the merger is not completed, or there are delays in completing the merger, LINN Energy’s unit price may decline and its business could be adversely affected and LINN Energy would be subject to a number of risks, including the following:

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

Item 1A.    Risk Factors - Continued

Risks Relating to the Merger
The Berry merger exchange ratio is fixed and will not be adjusted in the event of any change in either our share price or Berry’s stock price.
Upon the consummation of the merger with Berry, each share of Berry common stock will be converted into the right to receive 1.68 LinnCo common shares, with cash paid in lieu of fractional shares. This exchange ratio was fixed in the merger agreement we entered into with Berry and will not be adjusted for changes in the market price of either our common shares or Berry common stock. Changes in the price of our common shares prior to the merger will affect the market value of the merger consideration that the Berry stockholders will receive on the date of the merger. Stock price changes may result from a variety of factors (many of which are beyond our control or the control of Berry and LINN Energy), including the following factors:

•	market reaction to the announcement of the merger and the prospects of the combined company;

•	changes in our, Berry’s and LINN Energy’s respective businesses, operations, assets, liabilities and prospects;

•	changes in market assessments our, Berry’s or LINN Energy’s business, operations, financial position and prospects;

•	market assessments of the likelihood that the merger will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the price of our common shares and Berry common stock;

•	the status of LINN Energy’s SEC inquiry and litigation;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we, Berry and LINN Energy operate; and

•	other factors beyond our, Berry’s and LINN Energy’s control, including those described or referred to elsewhere in this “Risk Factors” section.
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

Item 1A.    Risk Factors - Continued

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

LinnCo, LLC
NOTES TO FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies
Nature of Business
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

Note 5 – Income Taxes
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
Note 6 – Distribution Received and Dividend Paid
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

LinnCo, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

Note 7 – Supplemental Disclosures to the Statement of Cash Flows
LinnCo incurred and recorded approximately $4 million of general and administrative expenses and certain offering costs. All of these expenses and costs were paid by LINN Energy on LinnCo’s behalf, and therefore, were accounted for as capital contributions and reflected as noncash transactions for LinnCo.
Note 8 – Subsequent Events
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
Linn Energy, LLC (“LINN Energy”) owns our sole voting share and is entitled to elect our entire board of directors.
All of our officers are also officers of LINN Energy. Four of the directors of LINN Energy serve on our board of directors. As of the date of this Annual Report, our board of directors consists of Mark E. Ellis, George A. Alcorn, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy and Linda M. Stephens. Our common shareholders will be able to indirectly vote on matters on which LINN Energy unitholders are entitled to vote. Our shareholders are not entitled to vote to elect our directors. Under the listing rules of the NASDAQ Global Select Market (“NASDAQ”), we are considered a “controlled company” such that our board of directors will be exempt from the requirement that it have a majority of independent directors meeting the NASDAQ’s independence standards. In addition, because we rely on the “controlled company” exemption, we do not have a compensation committee or a nominating and corporate governance committee. We are, however, required to have an audit committee of the board of directors composed entirely of independent directors. Our board of directors is composed of six directors, including four independent directors constituting our audit committee.
The following table sets forth specific information for our executive officers and directors. All of our directors are elected annually by, and may be removed by, LINN Energy as the owner of our sole voting share. Executive officers are appointed for one-year terms.

Name	Age	Position
Mark E. Ellis	57	Chairman, President and Chief Executive Officer; Director

Kolja Rockov	42	Executive Vice President and Chief Financial Officer

Arden L. Walker, Jr.	53	Executive Vice President and Chief Operating Officer

David B. Rottino	47	Senior Vice President of Finance and Chief Accounting Officer

George A. Alcorn	81	Independent Director

Terrence S. Jacobs	70	Independent Director

Michael C. Linn	61	Director

Joseph P. McCoy	62	Independent Director

Linda M. Stephens	64	Independent Director
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
Kolja Rockov is the Executive Vice President and Chief Financial Officer and has served in such capacity since LinnCo’s formation in April 2012. He is also the Executive Vice President and Chief Financial Officer of LINN Energy and has served in such capacity since joining LINN Energy in March 2005. Mr. Rockov has more than 15 years of experience in the oil and natural gas finance industry. From October 2004 until he joined LINN Energy in March 2005, Mr. Rockov served as a Managing Director in the Energy Group at RBC Capital Markets, where he was primarily responsible for investment banking coverage of the U.S. exploration and production sector. Mr. Rockov is the founding chairman of a philanthropic organization benefitting Texas Children's Cancer Center in Houston, which has raised more than $1 million since 2009.

Item 10.	Directors, Executive Officers and Corporate Governance - Continued

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
George A. Alcorn was appointed to our board of directors in April 2012. Mr. Alcorn is an independent director and serves on the Audit Committee. Mr. Alcorn also serves on the LINN Energy board of directors, to which he was appointed in January 2006, and is Chairman of the LINN Energy Nominating and Governance Committee. Mr. Alcorn serves as President of Alcorn Exploration, Inc., a private exploration and production company. Mr. Alcorn is also a member of the board of directors of EOG Resources, Inc. He is a past chairman of the Independent Petroleum Association of America (IPAA) and a founding member and past chairman of the Natural Gas Council.
Terrence S. Jacobs was appointed to our board of directors in May 2012. Mr. Jacobs is an independent director and serves on the Audit Committee and the Conflicts Committee. Prior to his resignation in October 2012, Mr. Jacobs served on the LINN Energy board of directors since January 2006. Since 1995, Mr. Jacobs has served as President and CEO of Penneco Oil Company, which provides ongoing leasing, marketing, exploration and drilling operations for natural gas and crude oil in Pennsylvania, West Virginia and Wyoming. Mr. Jacobs currently serves on the boards of directors of Penneco Oil Company and affiliates, CMS Mid-Atlantic, Inc., the Pennsylvania Independent Oil and Gas Association and Duquesne University. Mr. Jacobs served as President of the Independent Oil and Gas Association of Pennsylvania from 1999 to 2001 and from 2003 to 2005 and has served as a director of the IPAA for the states of Delaware, Maryland, Pennsylvania and New York-West from 2000-2006. He is a member of the National Petroleum Council, and he is presently serving as Chairman of the Tax Committee of the IPAA. Mr. Jacobs is a Certified Public Accountant in Pennsylvania.
Michael C. Linn was appointed to our board of directors in April 2012. He is also the Founder of LINN Energy and has served as a Director of LINN Energy since December 2011. Prior to that, he was Executive Chairman of the LINN Energy board of directors since January 2010. He served as Chairman and Chief Executive Officer of LINN Energy from December 2007 to January 2010; Chairman, President and Chief Executive Officer of LINN Energy from June 2006 to December 2007; and President, Chief Executive Officer and Director of LINN Energy from March 2003 to June 2006. Mr. Linn also serves on the Board of Directors and is Chairman of the Risk Committee for Nabors Industries, Ltd, Board of Directors for Black Stone Minerals and is a Senior Advisor for Quantum Energy Partners, LLC. Mr. Linn currently serves on: National Petroleum Council; IPAA-Chairman of Political Action Committee; Texas Representative for the Legal and Regulatory Affairs Committee of the Interstate Oil and Gas Compact Commission. He previously served on the following: IPAA-Chairman-Board of Directors; Natural Gas Supply Association-Director; National Gas Council - Chairman and Director; Independent Oil and Gas Associations of New York, Pennsylvania and West Virginia - Chairman and President of each. He was named as the 2011 IPAA Chief Roughneck of the Year, inducted into the All American Wildcatters, and received The Woodrow Wilson Award for Public Service.
Joseph P. McCoy was appointed to our board of directors in April 2012. Mr. McCoy is an independent director and will serve as Chairman of the Audit Committee. Mr. McCoy also serves on the LINN Energy board of directors, to which he was appointed in September 2007, and is Chairman of the LINN Energy Audit Committee. Mr. McCoy served as Senior Vice President and Chief Financial Officer of Burlington Resources Inc. from 2005 until 2006 and Vice President and Controller (Chief Accounting Officer) of Burlington Resources Inc. from 2001 until 2005. Prior to joining Burlington Resources, Mr. McCoy spent 27 years with Atlantic Richfield and affiliates in a variety of financial positions. Mr. McCoy has served on the Boards of Directors of Global Geophysical Services, Inc. and Scientific Drilling International since 2011 and served as a member of the board of directors of Rancher Energy, Inc. and BPI Energy Corp. from 2007 to 2009. Since 2006, other than his service on LinnCo’s board of directors and the other boards identified above, Mr. McCoy has been retired.

Item 10.	Directors, Executive Officers and Corporate Governance - Continued

Linda M. Stephens was appointed to our board of directors in February 2013. She is an independent director and serves on the Audit Committee and the Conflicts Committee. From August 1989 to April 2009, Ms. Stephens held various positions with Royal Bank of Canada/RBC Capital Markets culminating with her position as Managing Director, Head U.S. Energy, Corporate Banking. Since 2009, Ms. Stephens has been retired.
Qualifications of Director Nominees
The board of directors of LINN Energy found that each of the nominees possesses the following experience, qualifications, attributes and skills that, combined with those qualifications identified above, led the board of directors of LINN Energy to conclude that such nominee should serve as a member of our board of directors:
George A. Alcorn

•	As President of Alcorn Exploration, Inc., brings significant knowledge of our business.

•	Brings significant experience in the oil and natural gas industry, including as former chairman of the IPAA.

•	As member of the board of directors and committees of EOG Resources, Inc., brings experience and expertise serving on public company boards and as nominating committee chair.
Mark E. Ellis

•
As LINN Energy’s current Chairman, President and Chief Executive Officer, is well suited to inform the board of directors of significant strategic matters and to lead the board of directors as Chairman.

•	Brings significant experience in the oil and natural gas industry, including membership in the Society of Petroleum Engineers.

•	As an engineer, brings technical expertise.
Terrence S. Jacobs

•	As President and CEO of Penneco Oil Company, brings strategic experience and is well suited to serve as a link between the board of directors and management.

•
Brings significant experience in the oil and natural gas industry, including as former President of the Independent Oil and Gas Association of Pennsylvania and member of the National Petroleum Council.

•	As a certified public accountant and Chairman of the Tax Committee of the IPAA, brings tax expertise and experience in the preparation and review of financial statements and disclosure documents.
Michael C. Linn

•	As LINN Energy’s founder, brings historical knowledge and strategic experience and is well suited to serve as a link between the board of directors and management.

•	Brings significant experience in the oil and natural gas industry, including as former chairman of the IPAA.

•	As an attorney, brings legal expertise.
Joseph P. McCoy

•	As former Chief Financial Officer of Burlington Resources Inc., brings significant knowledge of our business.

•
As former director of Rancher Energy, Inc. and BPI Energy Corp. and current director of Global Geophysical Services, Inc. and Scientific Drilling International brings experience serving on public company boards.

•
As former Chief Financial Officer and Chief Accounting Officer of Burlington Resources Inc., brings significant financial expertise and experience in the preparation and review of financial statements and disclosure documents.

Linda M. Stephens

•
As former Managing Director, Head U.S. Energy, Corporate Banking of Royal Bank of Canada/RBC Capital Markets brings significant financial expertise and experience in the preparation and review of financial statements and disclosure documents.

•	Brings expertise and experience in banking, including credit/financial analysis.

•	As a former director of LINN Energy, brings experience serving on public company boards.

Item 10.	Directors, Executive Officers and Corporate Governance - Continued

Corporate Governance
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common shares to file reports of ownership and changes in ownership concerning our common shares with the SEC and to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the Section 16(a) filings that have been received by us and written representations that no other reports were filed, we believe that all filings required to be made under Section 16(a) during 2012 were timely made.
Governance Guidelines and Codes of Ethics
Our board of directors has adopted Corporate Governance Guidelines to assist it in the exercise of its responsibility to provide effective governance over our affairs for the benefit of our shareholders. In addition, we have adopted a Code of Business Conduct and Ethics, which sets forth legal and ethical standards of conduct for all our employees, as well as our directors. We also have adopted a separate code of ethics which applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller. All of these documents are available on our website, www.linnco.com, and will be provided free of charge to any shareholder requesting a copy by writing to our Corporate Secretary, LinnCo, LLC, 600 Travis, Suite 5100, Houston, Texas 77002. If any substantive amendments are made to the Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller or if we grant any waiver, including any implicit waiver, from a provision of such code, we will disclose the nature of such amendment or waiver within four business days on our website. The information on our website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.
Audit Committee
Our board of directors has a standing audit committee. The Audit Committee assists our board of directors in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of our independent public accountant. During 2012, the Audit Committee held three meetings. The Audit Committee is currently comprised of four directors: Mr. McCoy (Chairman), Mr. Alcorn, Mr. Jacobs and Ms. Stephens. Each member of the Audit Committee is “independent” as defined by the NASDAQ listing standards and applicable SEC rules, and is financially literate. Mr. McCoy has been designated the “audit committee financial expert.” Shareholders should understand that this designation is a disclosure requirement of the SEC related to Mr. McCoy’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. McCoy any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or board of directors.
Our Audit Committee also annually reviews related party transactions and other specific matters that our board of directors believes may involve conflicts of interest. The Audit Committee determines if the related party transaction or resolution of the conflict of interest is in the best interest of our company. In accordance with our limited liability company agreement, any conflict of interest matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to our company and approved by all of our shareholders.

Item 11.	Executive Compensation
Our executive officers and employees are also executive officers of, or employed directly by, LINN Energy. LINN Energy makes compensation decisions for, and pays compensation directly to, such individuals, and they do not receive additional compensation from LinnCo. As such, we have not paid or accrued any obligations with respect to compensation or benefits for our executive officers or employees. We do not expect to pay any salaries, bonuses or equity awards to such executive officers or employees.
For information about LINN Energy’s executive compensation, see “Executive Compensation” in Amendment No. 1 to LINN Energy’s Annual Report on Form 10-K/A, included in this filing as Exhibit 99.2 and incorporated herein by reference.
Director Compensation

Item 11.	Executive Compensation - Continued

Officers or employees of LINN Energy who also serve as our directors do not receive additional compensation. Each of our independent directors receives an annual retainer of $15,000 for services as a director. The Audit Committee chair receives an additional $5,000 retainer. In addition, each independent director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees thereof. Each director is indemnified by us for actions associated with being a director to the full extent provided under our limited liability company agreement.
2012 Director Summary Compensation Table
The table below summarizes the compensation we paid to our non-employee directors for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($) (1)
George A. Alcorn	13,000
David D. Dunlap(2)	13,000
Terrence S. Jacobs	13,000
Michael C. Linn	10,000
Joseph P. McCoy	18,000
Linda M. Stephens(3)	N/A
Jeffrey C. Swoveland(2)	13,000

(1)	Retainers included in such amounts reflect a partial year of service by each of the directors.

(2)	Resigned from LinnCo board of directors in February 2013.

(3)	Appointed to LinnCo board of directors in February 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of October 1, 2013, the number of shares beneficially owned by: (i) each person who is known to us to beneficially own more than 5% of a class of shares; (ii) the current directors and nominees of our board of directors; (iii) each Named Officer; and (iv) all current directors and executive officers as a group. We obtained certain information in the table from filings made with the SEC. Unless otherwise noted, each beneficial owner has sole voting power and sole investment power.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Linn Energy, LLC (1)	(2)
Fir Tree, Inc.(3)	3,258,012	9.4%
Robert S. Pitts, Jr.(4)	1,851,000	5.32%
Mark E. Ellis(1)	—	*
Kolja Rockov(1)	—	*
Arden L. Walker, Jr.(1)	—	*
David B. Rottino(1)	—	*
George A. Alcorn(1)	—	*
Terrence S. Jacobs(1)	—	*
Michael C. Linn(1)	—	*
Joseph P. McCoy(1)	—	*
Linda M. Stephens(1)	1,418	*
All executive officers and directors as a group (9 persons)(5)	1,418	*

*	Less than 1% of class based on 34,787,500 common shares outstanding as of October 1, 2013.

(1)	The address of each beneficial owner, unless otherwise noted, is c/o LinnCo, LLC, 600 Travis, Suite 5100, Houston, Texas 77002.

(2)	LINN Energy owned 100% of our sole voting share and no LinnCo common shares.

(3)
Fir Tree, Inc., a New York corporation (“Fir Tree”), may be deemed to beneficially own 3,258,012 shares of common shares purchased by certain private investment funds for which Fir Tree serves as the investment manager (the “Funds”) as a result of being the investment manager of the Funds. This amount consists of (i) 1,618,012 common shares and (ii) 1,640,000 common shares receivable upon the exercise of presently exercisable American-style call options. The business address of Fir Tree is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(4)
Mr. Pitts is the managing member of Steadfast Capital Management LP, a Delaware limited partnership (the “Investment Manager”) and Steadfast Advisors LP, a Delaware limited partnership (the “Managing General Partner”). The Managing General Partner has the power to vote and dispose of the securities held by Steadfast Capital, L.P., a Delaware limited partnership (“Steadfast Capital”). The Investment Manager has the power to vote and dispose of the securities held by American Steadfast, L.P., a Delaware limited partnership (“American Steadfast”), and Steadfast International Master Fund Ltd., a Cayman Island exempted company (the “Offshore Fund”). Amount beneficially owned by Mr. Pitts includes 86,725 common shares held by Steadfast Capital, 609,782 common shares owned by American Steadfast and 1,154,493 common shares owned by the Offshore Fund. The business address of each of Mr. Pitts, the Investment Manager, the Managing General Partner, Steadfast Capital and American Steadfast is 450 Park Avenue, 20th Floor, New York, New York 10022. The business address of the Offshore Fund is c/o Appleby Trust (Cayman) Ltd., Clifton House, 75 Fort Street, P.O. Box 1350, George Town, Grand Cayman KY1-1108.

(5)	Percentage ownership of executive officer and directors is based on total shares outstanding as of October 1, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
In the ordinary course of our business, we purchase products or services from, or engage in other transactions with, various third parties. Occasionally, these transactions may involve entities that are affiliated with one or more members of our board of directors. When they occur, these transactions are conducted in the ordinary course and on an arm’s-length basis.
Review and Approval of Related Party Transactions
We review all relationships and transactions in which our company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. We have developed and implemented processes and controls to obtain information from our directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our annual proxy statement. In addition, our Audit Committee or board of directors (if appropriate) reviews and approves or ratifies or disapproves any related person transaction that is required to be disclosed. In the course of its review of a disclosable related party transaction, consideration is given to:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest; and

•	any other matters deemed appropriate.
Any director who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction; provided, however, that such director may be counted in determining the presence of a quorum at the meeting where the transaction is considered.
Our Relationship with Linn Energy, LLC
General. As of September 30, 2013, we own approximately 15% of LINN Energy’s outstanding units. LINN Energy controls our management and operations through its ownership of our sole voting share.
Omnibus Agreement. Concurrent with the closing of our initial public offering (“IPO”), we entered into an agreement with LINN Energy (the “Omnibus Agreement”) pursuant to which LINN Energy agrees to provide us certain financial, legal,

Item 13.	Certain Relationships and Related Transactions, and Director Independence - Continued

accounting, tax advisory, financial advisory and engineering services or to pay on our behalf or reimburse us for any expenses incurred in connection with securing these services from third parties, as well as printing costs and other administrative and out-of-pocket expenses we incur, along with any other expenses we incurred in connection with the IPO or will incur in any future offering of its shares or as a result of being a publicly traded entity, including costs associated with annual, quarterly and other reports to our shareholders, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees. LINN Energy will also provide us with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. These cash management services are intended to optimize the use of our cash on hand and to reduce the likelihood of a change in the amount of any dividend paid to our shareholders across periods other than as a result of any change in the amount of distributions paid by LINN Energy. In addition, LINN Energy will indemnify us and our officers and directors for damages suffered or costs incurred (other than income taxes payable by us) in connection with carrying out our activities. Finally, LINN Energy has granted us a license to utilize its trademarks.
Future Offerings. We will purchase from LINN Energy a number of LINN Energy units equal to or greater than the number of shares we sell in any future offering for an amount equal to or less than the net cash proceeds of such offering (after deducting underwriting discounts but before payment of other offering expenses) plus any properties or assets received by us in such offering. As a result, LINN Energy will indirectly bear the cost of any underwriting discounts associated with future offerings of our common shares.
Contribution Agreement. In connection with our proposed merger with Berry Petroleum Company (the “merger”), we entered into a contribution agreement with LINN Energy with respect to the issuance of LINN Energy units to us in connection with the contribution by us of all of the outstanding limited liability company interests in Linn Acquisition Company, LLC (“LinnCo Merger Sub”) to LINN Energy (the “Contribution”). The closing of the Contribution is expected to occur on the closing date of the merger. Under the contribution agreement, the number of LINN Energy units to be issued to us in exchange for all of the limited liability company interests in LinnCo Merger Sub will be equal to the greater of (i) the aggregate number of our common shares issued in the LinnCo Merger (as defined in our merger agreement with Berry Petroleum Company) and (ii) the number of LINN Energy units required to cause us to own no less than one-third of all of the outstanding LINN Energy units following the Contribution.
The contribution agreement contains representations, warranties and covenants of the parties customary for a transaction of this type. In addition, certain covenants under the contribution agreement require each party to use reasonable best efforts to cause the Contribution to be consummated, including filing the appropriate government and regulatory approvals. The closing of the Contribution is subject to certain negotiated conditions, including: the representations and warranties of both parties being true and correct in all material respects, the merger having been consummated, and all waiting periods applicable to the merger contemplated by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the rules and regulations promulgated thereunder, having been expired or terminated. Satisfaction of the conditions to the consummation of the contribution is a condition to the closing of the merger.
The contribution agreement provides that we will receive from LINN Energy payments of $6 million, or $0.06 per unit, in each of 2013, 2014 and 2015 to reasonably compensate us for the anticipated actual increase in our tax liability that results from the consummation of the transactions. In addition, the contribution agreement provides that in the event that, within seven years following the Contribution, LINN Energy desires to effect a disposition of a material portion of the assets acquired in a manner that results in a material increase to the tax liability resulting from the allocation of income or gain pursuant to Section 704(c) of the Code (a “Material Disposition Transaction”), such Material Disposition Transaction would be approved by an independent committee appointed for such purpose by our board of directors.
Indemnification of Officers and Directors
Our limited liability company agreement provides that we will generally indemnify officers and members of our board of directors against all losses, claims, damages or similar events. Subject to any terms, conditions or restrictions set forth in our limited liability company agreement, Section 18-108 of the Delaware Limited Liability Company Act (the “LLC Act”) empowers a Delaware limited liability company to indemnify and hold harmless any member or manager or other person from and against all claims and demands whatsoever. We have also entered into individual indemnity agreements with each of our executive officers and directors which supplement the indemnification provisions in our limited liability company agreement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence - Continued

Director Independence
Under NASDAQ’s listing rules, we are considered a “controlled company” such that our board of directors will be exempt from the requirement that it have a majority of independent directors meeting the NASDAQ’s independence standards. We are, however, required to have an audit committee of the board of directors composed entirely of independent directors. The Audit Committee is currently comprised of four directors: Mr. McCoy (Chairman), Mr. Alcorn, Mr. Jacobs and Ms. Stephens. Each member of the Audit Committee is “independent” as defined by the NASDAQ listing standards and applicable SEC rules.

Item 14.	Principal Accounting Fees and Services
Our Audit Committee has selected KPMG LLP to continue as its independent public accountant for 2013. KPMG LLP has served as our independent public accountant since 2012. The Audit Committee has determined to submit KPMG LLP’s selection to shareholders for ratification. Shareholder ratification of the selection of KPMG LLP as our independent public accountant for 2013 is not required by our limited liability company agreement. We are submitting the selection of KPMG LLP to shareholders for ratification as a matter of good corporate practice.
Audit Fees
The fees for professional services rendered by KPMG LLP for the audit of our annual financial statements for the fiscal year ended December 31, 2012, and the reviews of the financial statements included in any of our Quarterly Reports on Forms 10‑Q for that fiscal year were approximately $325,000.
Audit-Related Fees
KPMG LLP also received fees for services in connection with our IPO. These fees totaled approximately $225,000 for the year ended December 31, 2012.
Tax Fees
We incurred no fees in the fiscal year ended December 31, 2012 for tax-related services provided by KPMG LLP.
All Other Fees
We incurred no other fees in the fiscal year ended December 31, 2012 for any other services provided by KPMG LLP.
Audit Committee Approval of Audit and Non-Audit Services
The Audit Committee pre-approves all audit and non-audit services to be provided to us by our independent public accountant in the upcoming year at the last meeting of each calendar year and at subsequent meetings as necessary. The non-audit services to be provided are specified and may not exceed a specified dollar limit. During the course of a fiscal year, if additional non-audit services are identified, these services are presented to the Audit Committee for pre-approval.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a) - 1.  Financial Statements:
All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
(a) - 2.  Financial Statement Schedules:
All schedules are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
(a) - 3.  Exhibits:
The exhibits required to be filed by this Item 15 are set forth in the “Index to Exhibits” accompanying this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LinnCo, LLC

Date: November 5, 2013	By:	/s/ Mark E. Ellis
Mark E. Ellis
Chairman, President and Chief Executive Officer

Date: November 5, 2013	By:	/s/ David B. Rottino
David B. Rottino
Senior Vice President of Finance and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Ellis	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 5, 2013
Mark E. Ellis

/s/ Kolja Rockov	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 5, 2013
Kolja Rockov

/s/ David B. Rottino	Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	November 5, 2013
David B. Rottino

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	—
Agreement and Plan of Merger, dated as of February 20, 2013, by and among Berry Petroleum Company, Bacchus HoldCo, Inc., Bacchus Merger Sub, Inc., LinnCo, LLC, Linn Acquisition Company, LLC and Linn Energy, LLC (incorporated herein by reference to Annex A of Part I of the document included in the Registration Statement on Form S-4 (File No. 333-187484) filed on March 22, 2013)

2.2	—
Contribution Agreement, dated as of February 20, 2013, by and between LinnCo, LLC and Linn Energy, LLC (incorporated herein by reference to Annex B of Part I of the document included in the Registration Statement on Form S-4 (File No. 333-187484)  filed on March 22, 2013)

3.1	—	Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on June 25, 2012)
3.2	—	Certificate of Amendment to Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.6 to Amendment No. 3 to Registration Statement on Form S-1 filed on October 1, 2012)
3.3	—	Amended and Restated Limited Liability Company Agreement of LinnCo, LLC (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 17, 2012)
10.1	—	Omnibus Agreement, dated as of October 17, 2012, between LinnCo, LLC and Linn Energy, LLC (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 17, 2012)
23.1*	—	Consent of KPMG LLP
23.2*	—	Consent of DeGolyer & MacNaughton
31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1**	—	Linn Energy, LLC’s Annual Report on Form 10-K for the year ended December 31, 2012
99.2*	—	Linn Energy, LLC’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2012, filed on November 5, 2013
101.INS	—	XBRL Instance Document (previously furnished as Exhibit 101.INS to the Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)
101.SCH	—	XBRL Taxonomy Extension Schema Document (previously furnished as Exhibit 101.SCH to the Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document (previously furnished as Exhibit 101.CAL to the Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (previously furnished as Exhibit 101.DEF to the Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (previously furnished as Exhibit 101.LAB to the Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)

INDEX TO EXHIBITS - Continued

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (previously furnished as Exhibit 101.PRE to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)

*	Filed herewith.

**	Previously filed.