Form 10-Q/A
period 2013-03-31
LinnCo, LLC
filed 2013-11-05
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

LinnCo, LLC (“LinnCo” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on April 29, 2013, to include the Form 10-Q/A of LINN Energy, LLC (“LINN Energy”), an affiliate of LinnCo, as Exhibit 99.2. In connection with LinnCo’s acquisition of Berry Petroleum Company, the Company and LINN Energy filed a Registration Statement on Form S-4 and subsequent amendments to the S-4 (as amended, the “S-4”) to address the SEC’s comments to the S-4 and the Original Filing.  LINN Energy’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, was amended to conform the disclosures in the Quarterly Report on Form 10-Q with the disclosures made in the S-4. Additionally, in the Amended Filing, the Company has updated Item 1A. Risk Factors.
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

Part II - Other Information

Item 1.    Legal Proceedings
None
Item 1A.    Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial position, results of operations, liquidity or the trading price of our shares are described in Item 1A. “Risk Factors” in our Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2012. As of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission (“SEC”).

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

31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1**	—	Linn Energy, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013
99.2*	—	Linn Energy, LLC’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013, filed on November 5, 2013
101.INS	—	XBRL Instance Document (previously furnished as Exhibit 101.INS to the Quarterly Report on Form 10-Q filed on April 29, 2013)
101.SCH	—	XBRL Taxonomy Extension Schema Document (previously furnished as Exhibit 101.SCH to the Quarterly Report on Form 10-Q filed on April 29, 2013)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document (previously furnished as Exhibit 101.CAL to the Quarterly Report on Form 10-Q filed on April 29, 2013)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (previously furnished as Exhibit 101.DEF to the Quarterly Report on Form 10-Q filed on April 29, 2013)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (previously furnished as Exhibit 101.LAB to the Quarterly Report on Form 10-Q filed on April 29, 2013)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (previously furnished as Exhibit 101.PRE to the Quarterly Report on Form 10-Q filed on April 29, 2013)

*	Filed herewith.

**	Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LinnCo, LLC
(Registrant)

Date: November 5, 2013	/s/ David B. Rottino
David B. Rottino
Senior Vice President of Finance and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)