Form 10-Q/A
period 2013-06-30
LinnCo, LLC
filed 2013-11-05
CIK 1549756

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

EXPLANATORY NOTE

LinnCo, LLC (“LinnCo” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to the Company’s Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2013 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on August 8, 2013, to include the Form 10-Q/A of LINN Energy, LLC (“LINN Energy”), an affiliate of LinnCo, as Exhibit 99.2. In connection with LinnCo’s acquisition of Berry Petroleum Company, the Company and LINN Energy filed a Registration Statement on Form S-4 and subsequent amendments to the S-4 (as amended, the “S-4”) to address the SEC’s comments to the S-4 and the Original Filing.  LINN Energy’s Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2013, was amended to conform the disclosures in the Quarterly Report on Form 10-Q with the disclosures made in the S-4. Additionally, in the Amended Filing, the Company has updated Item 1A. Risk Factors.
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

ii

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

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Part II - Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 6.    Exhibits

Exhibit Number		Description
31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1**	—	Linn Energy, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
99.2*	—	Linn Energy, LLC’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013, filed on November 5, 2013
101.INS	—	XBRL Instance Document (previously furnished as Exhibit 101.INS to the Quarterly Report on Form 10-Q filed on August 8, 2013)
101.SCH	—	XBRL Taxonomy Extension Schema Document (previously furnished as Exhibit 101.SCH to the Quarterly Report on Form 10-Q filed on August 8, 2013)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document (previously furnished as Exhibit 101.CAL to the Quarterly Report on Form 10-Q filed on August 8, 2013)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (previously furnished as Exhibit 101.DEF to the Quarterly Report on Form 10-Q filed on August 8, 2013)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (previously furnished as Exhibit 101.LAB to the Quarterly Report on Form 10-Q filed on August 8, 2013)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (previously furnished as Exhibit 101.PRE to the Quarterly Report on Form 10-Q filed on August 8, 2013)

*	Filed herewith.

**	Previously filed.

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