Form 10-K
period 2013-12-31
LinnCo, LLC
filed 2014-03-03
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.3 billion on June 30, 2013, based on $37.27 per share, the last reported sales price of the shares on the NASDAQ Global Select Market on such date.
As of February 28, 2014, there were 128,503,236 common shares outstanding.
Documents Incorporated By Reference:
Annual Report on Form 10-K of Linn Energy, LLC for the year ended December 31, 2013.
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders expected to be held on April 22, 2014.

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
References
In this report, unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “LinnCo” are intended to refer to LinnCo, LLC. The reference to a “Note” herein refers to the accompanying Notes to Financial Statements contained in Item 8. “Financial Statements and Supplementary Data.” References to “shares” in this report refer to the Company’s common shares representing limited liability company interests.
Overview
LinnCo is a Delaware limited liability company formed on April 30, 2012, under the Delaware Limited Liability Company Act. LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, Linn Energy, LLC (“LINN Energy”). In connection with the acquisition of Berry Petroleum Company (“Berry”) (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of December 31, 2013, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market under the symbol “LINE.”
LinnCo’s success is dependent upon the operation and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2013, has been included in this filing as Exhibit 99.1 and incorporated herein by reference. At December 31, 2013, the Company owned approximately 39% of LINN Energy’s outstanding units. At December 31, 2013, LINN Energy owned 100% of the Company’s sole voting share and all of the Company’s common shares were held by the public.
The Company has elected to be treated as a corporation for United States (“U.S.”) federal income tax purposes. Because it is treated as a corporation for U.S. federal income tax purposes, an owner of LinnCo shares will not report on its U.S. federal income tax return any of the Company’s items of income, gain, loss and deduction relating to an investment in it.
Within five (5) business days after receiving a cash distribution related to its interest in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), if any, as dividends to its shareholders. The amount of the tax reserve is calculated on a quarterly basis and is determined based on the estimated tax liability for the entire year. The current tax reserve can be increased or reduced, at Company management’s discretion, to account for the over/(under) tax reserve previously recorded. Because the tax reserve is an estimate, upon filing the annual tax returns, if the actual amount of tax due is greater or less than the total amount of tax reserved, the subsequent tax reserve, at Company management’s discretion, could be adjusted accordingly. Any such adjustments are subject to approval by the Company’s board of directors.
LINN Energy has agreed to provide to LinnCo, or to pay on LinnCo’s behalf, any legal, accounting, tax advisory, financial advisory and engineering fees, printing costs or other administrative and out-of-pocket expenses incurred by LinnCo, along with any other expenses incurred in connection with any public offering of shares in LinnCo or incurred as a result of being a publicly traded entity. These expenses include costs associated with annual, quarterly and other reports to holders of LinnCo shares, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees. In addition, LINN Energy has agreed to indemnify LinnCo and its officers and directors for damages suffered or costs incurred (other than income taxes payable by LinnCo) in connection with carrying out LinnCo’s activities. Because all general and administrative expenses and certain offering costs requiring cash payments are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo.

Item 1.    Business - Continued

Recent Developments
On December 16, 2013, the Company completed the previously-announced transactions contemplated by the merger agreement between the Company, LINN Energy and Berry under which LinnCo acquired all of the outstanding common shares of Berry and the contribution agreement between the Company and LINN Energy, under which the Company transferred Berry to LINN Energy in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares valued at approximately $2.7 billion. Under the contribution agreement, LinnCo transferred Berry to LINN Energy after which Berry became an indirect wholly owned subsidiary of LINN Energy. As consideration for the transfer of Berry to LINN Energy, the Company acquired 93,756,674 newly issued LINN Energy units, valued at approximately $2.8 billion and equal to the number of LinnCo shares issued as consideration for Berry.
Employees
LinnCo has no employees. The Company has entered into an agreement with LINN Energy to provide the Company with the necessary services and support personnel. For more information, see Note 1 and LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2013, included in this filing as Exhibit 99.1 and incorporated herein by reference.
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
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Because substantially all of LinnCo’s assets will consist of its interest in LINN Energy’s units, these risks and uncertainties primarily relate to LINN Energy’s business which include the following:

•	business strategy;

•	acquisition strategy;

•	financial strategy;

•	effects of the pending SEC inquiry and other legal proceedings;

•	ability to maintain or grow distributions;

•	drilling locations;

•	oil, natural gas and natural gas liquids (“NGL”) reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

Item 1.    Business - Continued

•	future operating results, including results of acquired properties;

•	plans, objectives, expectations and intentions; and

•	taxes.
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
Item 1A.    Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial position, operating results or liquidity and the trading price of our shares are described below. This information should be considered carefully, together with other information in this report and other reports and materials the Company and LINN Energy file with the SEC. Because our only significant assets are the units issued by LINN Energy, our success is dependent solely upon the operation and management of LINN Energy and its resulting performance. The risk factors that affect LINN Energy also affect LinnCo; see “Risk Factors” within LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2013, included in this filing as Exhibit 99.1 and incorporated herein by reference.
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

Item 1A.    Risk Factors - Continued

•	restrictions on distributions contained in its credit facility and the indentures governing its senior notes;

•	prevailing economic conditions;

•	access to credit or capital markets; and

•	the amount of cash reserves established by its board of directors for the proper conduct of its business.
Because of these factors, LINN Energy may not have sufficient available cash each quarter to pay a distribution at the current level or at all. Furthermore, the amount of cash that LINN Energy has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by noncash items. As a result, LINN Energy may be able to make cash distributions during periods when it records net losses and may not be able to make cash distributions during periods when it records net income. Please see “Risk Factors” within LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2013, included in this filing as Exhibit 99.1 and incorporated herein by reference, for a discussion of risks relating to LINN Energy’s business, including factors that could cause LINN Energy to have insufficient cash to make distributions to its unitholders.
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
LINN Energy’s net cash provided by operating activities is frequently less than cash distributions to its unitholders. While LINN Energy’s board of directors makes discretionary adjustments to net cash provided by operating activities when declaring a distribution for the current period, if LINN Energy generates insufficient net cash provided by operating activities for a sustained period of time, LINN Energy’s board of directors may determine to reduce or eliminate its distribution to its unitholders. Any such reduction in distributions may cause us to reduce or eliminate our dividends, and the trading price of our shares may decline. Factors that may cause LINN Energy to generate net cash provided by operating activities that is insufficient to pay its current distribution to its unitholders include, among other things, the following:

•
Unhedged oil production: Although LINN Energy’s expected oil production for 2014 is approximately 100% hedged at approximately $92 per Bbl, expected oil production for 2015 and beyond is significantly less hedged. If LINN Energy is unable to hedge expected oil production for 2015 and beyond to the same degree and at comparable prices, it will be subject to potential commodity price volatility and lower than expected net cash provided by operating activities. As a result, LINN Energy’s board of directors may determine to reduce or eliminate future distributions to its unitholders.

•
Production from existing assets: LINN Energy’s revenues are dependent on how much oil, natural gas and NGL it produces. If its existing assets under-perform for a prolonged period of time with respect to expected production volumes, its revenues may be lower than expected, and net cash provided by operating activities could be insufficient to pay LINN Energy’s current distribution to its unitholders.

•
NGL commodity prices: LINN Energy has been and continues to be limited in its ability to effectively hedge its NGL production. As a result, currently, LINN Energy directly hedges only its oil and natural gas production. If the price levels for NGL decrease in the future, and in particular, if mid-2013 NGL price levels were to recur, its revenues and results of operations would be affected, and net cash provided by operating activities could be insufficient to pay LINN Energy’s current distribution to its unitholders.

•
Access to and cost of capital: Accretive acquisitions are an integral component of LINN Energy’s business strategy. When revenues are expected to be lower as a result of under-performance of assets, weakening commodity prices on unhedged volumes or declining contract prices on hedged volumes, LINN Energy seeks to make accretive acquisitions of oil and natural gas properties to cover potential shortfalls in net cash provided by operating activities in order to maintain its distribution level. As a result of the pending SEC inquiry, LINN Energy may be limited in its ability to access the capital markets at an acceptable cost or at all; thus, its ability to make accretive acquisitions may be limited.

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

Item 1A.    Risk Factors - Continued

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
The amount of income taxes payable by us depends on a number of factors including LINN Energy’s earnings from its operations, the amount of those earnings allocated to us and the amount of the distributions paid to us by LINN Energy. Our income tax liabilities could be substantial if any of the following occurs:

•	LINN Energy significantly decreases its drilling activity;

•	an issuance of significant additional units by LINN Energy without a corresponding increase in the aggregate tax deductions generated by LINN Energy;

•	tax carryforwards available become subject to further limitations on their annual usage;

•	proposed legislation is enacted that eliminates the current deduction of intangible drilling costs and other tax incentives to the oil and natural gas industry; or

•	there is a significant increase in oil and natural gas prices.
We entered into a contribution agreement with LINN Energy with respect to the issuance of LINN Energy units to us in connection with the transfer by us of Berry Petroleum Company to LINN Energy. Under the contribution agreement, at the end of each calendar year 2014 and 2015, we and LINN Energy will work in good faith to evaluate whether, in addition to any distribution to which we are entitled with respect to LINN Energy units we own, LINN Energy will make one or more special distributions to us solely out of funds available to make “operating cash flow distributions” (as such term is defined in Treasury Regulations Section 1.707-4(b)(2)) to reasonably compensate us for the actual increase in tax liability to us, if any, resu

Item 1A.    Risk Factors - Continued

lting from the allocation of depreciation, depletion and amortization and other cost recovery deductions using the “remedial allocation method” pursuant to Treasury Regulations Section 1.704-3(d), with respect to the assets acquired in the transfer. The transaction is not currently expected to give rise to any additional tax liability for us for the next two years over and above our current estimates.
The total tax liabilities generated from the remedial allocation will be recognized over the remaining life of the underlying assets, which could extend beyond 50 years. The total deferred income tax liabilities impact from the transactions is estimated to be approximately $859 million (included in the total approximate $757 million of net deferred income tax liabilities shown on the balance sheet). These tax liabilities will be partially deferred when considering the tax shield that we receive with respect to the LINN Energy units we currently own. If we were to sell or otherwise liquidate the LINN Energy units acquired, the deferred tax liabilities of approximately $859 million would be payable.
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
Substantive changes to the existing U.S. federal income tax laws have been proposed that, if adopted, would affect, among other things, our ability to take certain deductions related to LINN Energy’s operations, including deductions for intangible drilling costs and deductions for costs associated with U.S. production activities. We are unable to predict whether any changes, or other proposals to such laws, ultimately will be enacted. Any such changes could negatively impact the value of an investment in our shares.
Our shareholders are only able to indirectly vote on matters on which LINN Energy unitholders are entitled to vote, and our shareholders are not entitled to vote to elect our directors.
Our shareholders will only be able to indirectly vote on matters on which LINN Energy unitholders are entitled to vote, and our shareholders are not entitled to vote to elect our directors. Therefore, you will only be able to indirectly influence the management and board of directors of LINN Energy, and you will not be able to directly influence or change our management or board of directors. If our shareholders are dissatisfied with the performance of our directors, they have no ability to remove the directors and have no right on an annual or ongoing basis to elect our board of directors. Rather, our board of directors is appointed by the holder of our sole voting share, which is LINN Energy. Our limited liability company agreement also contains provisions limiting the ability of holders of our shares to call meetings or to obtain information about our operations, as well as other provisions limiting the ability of holders of our shares to influence the manner or direction of management.
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

Item 1A.    Risk Factors - Continued

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

Item 1A.    Risk Factors - Continued

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

Item 1A.    Risk Factors - Continued

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
LINN Energy may experience difficulties in integrating the Berry business, which could cause the combined company to fail to realize many of the anticipated potential benefits of the Berry acquisition.
LINN Energy entered into the merger agreement and contribution agreement because it believes that the transaction is beneficial to us and our shareholders and LINN Energy and its unitholders. Achieving the anticipated benefits of the transaction will depend in part upon whether LINN Energy is able to integrate the business of Berry in an efficient and effective manner. LINN Energy may not be able to accomplish this integration process smoothly or successfully. The difficulties of integrating Berry’s business with that of LINN Energy potentially will include, among other things, the necessity of coordinating geographically separated organizations and addressing possible differences incorporating cultures and management philosophies, and the integration of certain operations, which will require the dedication of significant management resources and which may temporarily distract management’s attention from the day-to-day business of the combined company.
An inability to realize the full extent of the anticipated benefits of the transaction, as well as any delays encountered in the transition process, could have an adverse effect upon the revenues, level of expenses and operating results of LINN Energy, which may affect the value of LINN Energy units and thus our common shares.
LINN Energy has incurred, and expects to continue to incur substantial expenses related to the Berry acquisition.
LINN Energy has incurred, and expects to continue to incur substantial expenses in connection with integrating the business, operations, networks, systems, technologies, policies and procedures of Berry with their own. There are a large number of systems that must be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed assets, lease administration and regulatory compliance. Although LINN Energy has assumed that a certain level of transaction and integration expenses would be incurred, and has incurred substantial transaction and integration expenses already, there are a number of factors beyond its control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses associated with the Berry acquisition could, particularly in the near term, exceed the savings that LINN Energy expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of Berry. During the year ended December 31, 2013, LINN Energy incurred approximately $48 million in expenses related to the Berry acquisition.
LINN Energy may be unable to retain key employees.
Our success and the success of LINN Energy after the Berry acquisition will depend in part upon LINN Energy’s ability to retain key Berry and LINN Energy employees. Key employees may depart after the Berry acquisition because of issues relating to the uncertainty and difficulty of integration or a desire not to remain following the Berry acquisition. Accordingly, no assurance can be given that LINN Energy will be able to retain key Berry or LINN Energy employees to the same extent as in the past.

Item 1A.    Risk Factors - Continued

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

Item 1A.    Risk Factors - Continued

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

Item 1A.    Risk Factors - Continued

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
If any of these risks materialize, they may have an adverse effect on our and LINN Energy’s financial position, results of operations and net cash provided by operating activities.
The SEC inquiry, shareholder litigation and other factors may make the market price of our shares and LINN Energy units highly volatile.
The market price of our common shares and LINN Energy units could fluctuate substantially in the future due to the factors discussed in this “Risk Factors” section and in “Risk Factors” within LINN Energy’s Annual Report on Form 10-K, including

Item 1A.    Risk Factors - Continued

the risks relating to the SEC inquiry and shareholder litigation, and other factors including rumors or dissemination of false information; changes in coverage or earnings estimates by analysts; our or LINN Energy’s ability to meet analysts’ or market expectations; and sales of our common shares or LINN Energy units by existing shareholders or unitholders, respectively. For example, after the announcement of the SEC inquiry, the price of our common shares and LINN Energy units dropped significantly. Currently a number of purported class action lawsuits have been filed against us and LINN Energy as well as derivative demands on behalf of certain purchasers of our common shares and LINN Energy units. Litigation of this kind could result in additional substantial litigation costs, a damages award against us and LINN Energy, further diversion of management’s attention and additional volatility in the market price of our common shares or LINN Energy units.
Negative press from the SEC inquiry and shareholder litigation or otherwise could have a material adverse effect on LINN Energy’s business, financial condition and results of operations.
The negative press resulting from the SEC inquiry and shareholder litigation matters has harmed LINN Energy’s reputation and could otherwise result in a loss of future business with LINN Energy’s counterparties and business partners. It could also adversely affect the public’s perception of LINN Energy and lead to reluctance by new parties to do business with LINN Energy. If LINN Energy’s business partners and customers curtail their relationships with LINN Energy, LINN Energy could experience higher costs of doing business due to less favorable terms and/or the need to find alternative partners. There can be no assurance that LINN Energy’s business partners and customers will not attempt to end or curtail their relationships with LINN Energy, which could consequently affect our business, financial condition and results of operations.
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
On April 12, 2013, a purported stockholder class action captioned David Hall v. Berry Petroleum Co., et al. was filed in the Delaware Court of Chancery, C.A. No. 8476-VCG. The complaint names as defendants Berry, the members of its board of directors, HoldCo, Bacchus Merger Sub, LinnCo, LINN Energy and LinnCo Merger Sub. The complaint alleges that the individual defendants breached their fiduciary duties in connection with the transactions by engaging in an unfair sales process that resulted in an unfair price for Berry, by failing to disclose all material information regarding the transactions, and that the entity defendants aided and abetted those breaches of fiduciary duty. In December 2013, the parties signed a Memorandum of Understanding to settle the case, and is in the process of seeking court approval of the settlement. The Company is unable to estimate a possible loss, or range of possible loss, if any, at this time.
On July 9, 2013, Anthony Booth, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Booth Action”). On July 18, 2013, the Catherine A. Fisher Trust, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against the same defendants (the “Fisher Action”). On July 17, 2013, Don Gentry, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Gentry Action”) (the Booth Action, Fisher Action, and Gentry Action together, the “Texas Federal Actions”). The Texas Federal Actions each assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production. The Gentry Action asserts additional claims under Sections 1 and 15 of the Securities Act of 1933 based on alleged misstatements relating to these issues in the prospectus and registration statement for LinnCo’s initial public offering. On September 23, 2013, the Southern District of Texas entered an order transferring the Texas Federal Actions to the Southern District of New York so that they could be consolidated with the New York Federal Actions, which are described below.
On July 10, 2013, David Adrian Luciano, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Luciano Action”). The Luciano Action asserts claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to LINN Energy’s hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production in the prospectus and registration statement for LinnCo’s initial public offering. On July 12, 2013, Frank Donio, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Donio Action”). The Donio Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production. Several additional class action cases substantially similar to the Luciano Action and the Donio Action were subsequently filed in the Southern District of New York and assigned to the same judge (the Luciano Action, Donio Action, and all similar subsequently filed New York federal class actions together, the “New York Federal Actions”). The Texas Federal Actions and the New York Federal Actions have now been consolidated in the United States District Court for the Southern District of New York (the “Combined Actions”). In November 2013, LINN Energy filed a motion to dismiss the Combined Actions. The motion is currently pending before the Southern District of New York. There has not been any discovery conducted in the Combined Actions. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
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

Item 3.    Legal Proceedings - Continued

Additionally, legal proceedings that affect LINN Energy may also affect the Company. See “Legal Proceedings” within LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2013, included in this filing as Exhibit 99.1 and incorporated herein by reference.
Item 4.    Mine Safety Disclosures
Not applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s shares are listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LNCO” and began trading on October 12, 2012, after pricing of its initial public offering (“IPO”). At the close of business on January 31, 2014, there were approximately 148 shareholders of record.
The following sets forth the range of high and low last reported sales prices per share, as reported by NASDAQ, for the period indicated. In addition, dividends declared during the period are presented.

	Share Price Range		Cash Dividends Declared Per Share
Period	High	Low
2013:
October 1 - December 31	$33.36	$28.01	$0.725	(1)
July 1 - September 30	$37.07	$25.18	$0.725	(1)
April 1 - June 30	$42.84	$34.84	$0.725
January 1 - March 31	$40.16	$36.66	$0.71	(2)
2012:
October 12 - December 31	$39.48	$35.27	$0.71	(2)

(1)
In April 2013, LINN Energy’s and LinnCo’s boards of directors approved a change in the distribution and dividend policy that provides a distribution and dividend with respect to any quarter may be made, at the discretion of the boards of directors, (i) within 45 days following the end of each quarter or (ii) in three equal installments within 15, 45 and 75 days following the end of each quarter. The first monthly dividend was paid in July 2013.

(2)	This amount is net of the tax reserve of $0.015 per common share.
Dividends
Within five (5) business days after receiving a cash distribution related to its interest in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), if any, as dividends to its shareholders. The amount of the tax reserve is calculated on a quarterly basis and is determined based on the estimated tax liability for the entire year. The current tax reserve can be increased or reduced, at Company management’s discretion, to account for the over/(under) tax reserve previously recorded. Because the tax reserve is an estimate, upon filing the annual tax returns, if the actual amount of tax due is greater or less than the total amount of tax reserved, the subsequent tax reserve, at Company management’s discretion, could be adjusted accordingly. Any such adjustments are subject to approval by the Company’s board of directors.
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

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Continued

	October 12, 2012	December 31, 2012	December 31, 2013

LinnCo	$100	$96	$89
LINN Energy	$100	$88	$85
Alerian MLP Index	$100	$96	$122
S&P 500 Index	$100	$100	$133
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
There are no securities authorized for issuance under equity compensation plans, no sales of unregistered equity securities during the periods covered by this report, and the Company did not repurchase any shares during 2013.

Item 6.	Selected Financial Data
The selected financial data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31, 2013	April 30, 2012 (Inception) To December 31, 2012
	(in thousands, except per share amounts)
Statement of operations data:
Equity income (loss) from investment in Linn Energy, LLC	$(244,189)	$34,411
General and administrative expenses	(42,089)	(1,230)
Loss on transfer of Berry	(718,249)	—
Income tax (expense) benefit	92,080	(12,528)
Net income (loss)	(912,447)	20,653
Net income (loss) per share, basic and diluted	(23.46)	1.92
Dividends declared per share	2.88	0.71
Weighted average shares outstanding	38,896	10,747

Cash flow data:
Net cash provided by (used in):
Operating activities	$100,870	$25,221
Investing activities	—	(1,212,627)
Financing activities	(100,348)	1,187,929

Balance sheet data:
Total assets (1)	$3,665,519	$1,222,340

(1)	The increase in 2013 primarily reflects the value of additional LINN Energy units acquired in exchange for the transfer of Berry to LINN Energy.
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
The reference to a “Note” herein refers to the accompanying Notes to Financial Statements contained in Item 8. “Financial Statements and Supplementary Data.”
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
LinnCo’s success is dependent upon the operation and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2013, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.
Business
At no time after LinnCo’s formation and prior to the initial public offering (“IPO”) did LinnCo have any operations or own any interest in LINN Energy. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, LINN Energy.  In connection with the acquisition of Berry Petroleum Company (“Berry”) (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of December 31, 2013, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy.
Berry Acquisition
On December 16, 2013, the Company completed the previously-announced transactions contemplated by the merger agreement between the Company, LINN Energy and Berry under which LinnCo acquired all of the outstanding common shares of Berry and the contribution agreement between the Company and LINN Energy, under which the Company transferred Berry to LINN Energy in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares valued at approximately $2.7 billion. Under the contribution agreement, LinnCo transferred Berry to LINN Energy after which Berry became an indirect wholly owned subsidiary of LINN Energy. As consideration for the transfer of Berry to LINN Energy, the Company acquired 93,756,674 newly issued LINN Energy units, valued at approximately $2.8 billion and equal to the number of LinnCo shares issued as consideration for Berry.
Results of Operations
Equity Income (Loss) from Investment in Linn Energy, LLC
The Company’s equity income (loss) primarily consists of its share of income (losses) of LINN Energy attributed to the units the Company owns. As a result of acquiring additional LINN Energy units in exchange for the transfer of Berry, the Company increased its ownership of LINN Energy’s outstanding units from approximately 15% to approximately 39% (see Berry Acquisition above). The percentage ownership of LINN Energy could continue to change due to the Company’s ownership of additional units or other issuances or repurchases of units by LINN Energy. The Company uses the equity method of accounting for its investment in LINN Energy.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Following is summarized statements of operations information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2013, included in this filing as Exhibit 99.1 and incorporated herein by reference.
Linn Energy, LLC

	Year Ended December 31, 2013	October 17, 2012 To December 31, 2012
	(in thousands)

Revenues and other	$2,331,655	$604,701
Expenses	(2,590,273)	(578,170)
Other income and (expenses)	(434,918)	(85,464)
Income tax benefit	2,199	1,697
Net loss	$(691,337)	$(57,236)
General and Administrative Expenses
The Company’s general and administrative expenses are associated with managing the business and affairs of LinnCo. For the year ended December 31, 2013, LinnCo incurred total general and administrative expenses of approximately $42 million, of which approximately $22 million had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2013. The expenses for the year ended December 31, 2013, include approximately $40 million of transaction costs related to the Berry acquisition (see Note 2), including approximately $9 million of noncash share-based compensation expense. The expenses for the year ended December 31, 2013, also include approximately $2 million related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. For the period from April 30, 2012 (inception) to December 31, 2012, LinnCo incurred total general and administrative expenses of approximately $1 million. Because all general and administrative expenses requiring cash payments are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo.
Loss on Transfer of Berry
The loss on transfer of Berry for the year ended December 31, 2013, reflects the difference between the fair value of the assets acquired and liabilities assumed from Berry and the fair value of the LINN Energy units received in connection with the transfer. The loss is primarily due to deferred income taxes assumed by LinnCo in the Berry acquisition that were not transferred to LINN Energy. Components of the loss are as follows (in millions):

Deferred income taxes, net	$835
Consideration difference between LinnCo and LINN Energy	(113)
Other taxes	(4)
$718
The loss due to deferred income taxes assumed by LinnCo in the Berry acquisition was partially offset by a gain related to the difference between the value of consideration exchanged between LinnCo and Berry and LINN Energy and LinnCo. LINN Energy’s unit price of $29.47 per unit exceeded LinnCo’s share price of $28.36 per share on the date of acquisition and both companies issued an equal number of shares or units in the acquisition and subsequent transfer. In addition, the loss was partially offset by a gain of approximately $4 million which consisted of an income taxes receivable of approximately $13 million and an income taxes liability of approximately $9 million, both also assumed by LinnCo in the Berry acquisition but not transferred to LINN Energy.
Income Tax (Expense) Benefit
Income tax benefit of approximately $92 million and income tax expense of approximately $13 million for the year ended December 31, 2013, and the period from April 30, 2012 (inception) to December 31, 2012, respectively, are based on the

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Company’s net income (loss) for the periods, primarily associated with its equity income (loss) from its investment in LINN Energy, and includes amounts recorded in connection with the Berry acquisition.
Liquidity and Capital Resources
The Company’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO and in connection with the Berry acquisition and (2) voting shares, 100% of which are held by LINN Energy. At December 31, 2013, LinnCo’s issued capitalization consisted of $3.9 billion in common shares representing limited liability company interests (“shares”) and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board of Directors (“Board”) and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
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
Distributions and Dividends
Within five (5) business days after receiving a cash distribution related to its interest in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), if any, as dividends to its shareholders. The following provides a summary of dividends paid by the Company during the year ended December 31, 2013:

Date Paid	Dividends Per Share		Total Dividends
			(in millions)

December 2013	$0.2416		$8
November 2013	$0.2416		$8
October 2013	$0.2416		$8
September 2013	$0.2416		$8
August 2013	$0.2416		$8
July 2013	$0.2416		$8
May 2013	$0.725		$25
February 2013	$0.71	(1)	$25

(1)	This amount is net of the tax reserve of $0.015 per common share.
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
On January 2, 2014, LINN Energy’s Board declared a cash distribution of $0.725 per unit with respect to the fourth quarter of 2013, to be paid in three equal monthly installments of $0.2416 per unit. The first monthly distribution attributable to LinnCo’s interest in LINN Energy, totaling approximately $31 million, was paid to LinnCo on January 16, 2014, and the second monthly distribution, totaling approximately $31 million, was paid to LinnCo on February 13, 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

On January 2, 2014, the Company’s Board declared a cash dividend of $0.725 per common share with respect to the fourth quarter of 2013, to be paid in three equal monthly installments of $0.2416 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on January 2, 2014. The first monthly dividend, totaling approximately $31 million, was paid on January 17, 2014, to shareholders of record as of the close of business on January 13, 2014, and the second monthly dividend, totaling approximately $31 million, was paid on February 14, 2014, to shareholders of record as of the close of business on February 10, 2014.
Contingencies
See Item 3. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses). The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At December 31, 2013, the Company owned approximately 39% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
At December 31, 2013, the carrying amount of the Company’s investment in LINN Energy exceeded the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $1.3 billion. The difference is attributable to proved and unproved oil and natural gas properties, senior notes and equity method goodwill. These amounts are included in “investment in Linn Energy, LLC” on the balance sheet and are amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy. Equity method goodwill is not amortized; however, the investment is reviewed for impairment. Impairment testing is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of December 31, 2013, no impairment had occurred with respect to the Company’s investment in LINN Energy.
Income Taxes
The Company is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At December 31, 2013, the majority of the Company’s temporary difference and associated deferred tax expense resulted from the Berry acquisition and its investment in LINN Energy and at December 31, 2012, the majority of the Company’s temporary difference and associated deferred tax expense resulted from its investment in LINN Energy.
The Company routinely assesses the realizability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and records a valuation allowance against the deferred tax assets that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making an assessment. The Company recognizes only the impact of income tax positions that, based on their merits, are more likely

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

than not to be sustained upon audit by a taxing authority. At December 31, 2013, the Company’s established valuation allowance and unrecognized income tax benefits resulted from the Berry acquisition. At December 31, 2012, the Company had no valuation allowance or unrecognized income tax benefits.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or processes may deteriorate.
As of December 31, 2013, our management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria. KPMG LLP, the independent registered public accounting firm that audited the financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which is included herein.
/s/ LinnCo, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LinnCo, LLC:
We have audited the accompanying balance sheets of LinnCo, LLC as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2013, and for the period from April 30, 2012 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LinnCo, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013, and for the period from April 30, 2012 (inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LinnCo, LLC’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Houston, Texas
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LinnCo, LLC:
We have audited LinnCo, LLC’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LinnCo, LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, LinnCo, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of LinnCo, LLC as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2013, and for the period from April 30, 2012 (inception) to December 31, 2012, and our report dated March 3, 2014, expressed an unqualified opinion on those financial statements.
/s/ KPMG LLP

Houston, Texas
March 3, 2014

LINNCO, LLC
BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$1,045	$523
Accounts receivable – related party	11,218	—
Income taxes receivable	12,849	—
Deferred income tax	639	—
Total current assets	25,751	523

Noncurrent assets:
Investment in Linn Energy, LLC	3,639,768	1,221,817
Total noncurrent assets	3,639,768	1,221,817
Total assets	$3,665,519	$1,222,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,298	$—
Total current liabilities	11,298	—

Noncurrent liabilities:
Income taxes liability	8,983	—
Deferred income tax	757,444	13,559
Total noncurrent liabilities	766,427	13,559

Contingencies (Note 8)

Shareholders’ equity:
Voting shares; unlimited shares authorized; 1 share issued and outstanding at December 31, 2013, and December 31, 2012	1	1
Common shares; unlimited shares authorized; 128,503,236 shares and 34,787,500 shares issued and outstanding at December 31, 2013, and December 2012, respectively	3,868,387	1,209,835
Additional paid-in capital	36,247	2,991
Accumulated deficit	(1,016,841)	(4,046)
	2,887,794	1,208,781
Total liabilities and shareholders’ equity	$3,665,519	$1,222,340
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	April 30, 2012 (Inception) To December 31, 2012
	(in thousands, except per share amounts)

Equity income (loss) from investment in Linn Energy, LLC	$(244,189)	$34,411
General and administrative expenses	(42,089)	(1,230)
Loss on transfer of Berry	(718,249)	—
Income (loss) before income taxes	(1,004,527)	33,181
Income tax (expense) benefit	92,080	(12,528)
Net income (loss)	$(912,447)	$20,653

Net income (loss) per share, basic and diluted	$(23.46)	$1.92

Weighted average shares outstanding	38,896	10,747

Dividends declared per share	$2.88	$0.71
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF SHAREHOLDERS’ EQUITY

	April 30, 2012 (Inception) To December 31, 2013
	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	(in thousands, except shares)

Sale of voting share to Linn Energy, LLC	1	$1	$—	$—	$1
Sale of common shares, net of underwriting discounts and expenses of $59,909	34,787,500	1,209,835	—	—	1,209,835
Deferred tax in equity investment		—	(1,031)	—	(1,031)
Capital contributions from Linn Energy, LLC		—	4,022	—	4,022
Dividends to shareholders		—	—	(24,699)	(24,699)
Net income		—	—	20,653	20,653
December 31, 2012	34,787,501	1,209,836	2,991	(4,046)	1,208,781
Issuance of common shares, net of expenses of $388	93,715,736	2,658,552	—	—	2,658,552
Capital contributions from Linn Energy, LLC		—	33,256	—	33,256
Dividends to shareholders		—	—	(100,348)	(100,348)
Net loss		—	—	(912,447)	(912,447)
December 31, 2013	128,503,237	$3,868,388	$36,247	$(1,016,841)	$2,887,794
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	April 30, 2012 (Inception) To December 31, 2012
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(912,447)	$20,653
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity (income) loss from investment in Linn Energy, LLC	244,189	(34,411)
Noncash general and administrative expenses paid by Linn Energy, LLC	42,089	1,230
Loss on transfer of Berry	718,249	—
Deferred income tax	(92,080)	12,528
Cash distributions received	100,870	25,221
Net cash provided by operating activities	100,870	25,221

Cash flow from investing activities:
Investment in Linn Energy, LLC	—	(1,212,627)
Net cash used in investing activities	—	(1,212,627)

Cash flow from financing activities:
Proceeds from sale of voting share	—	1
Proceeds from sale of common shares	—	1,269,744
Dividends paid to shareholders	(100,348)	(24,699)
Offering expenses and fees	—	(57,117)
Net cash provided by (used in) financing activities	(100,348)	1,187,929

Net increase in cash and cash equivalents	522	523
Cash and cash equivalents:
Beginning	523	—
Ending	$1,045	$523
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012. LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, Linn Energy, LLC (“LINN Energy”). In connection with the acquisition of Berry Petroleum Company (“Berry”) (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of December 31, 2013, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market under the symbol “LINE.” At December 31, 2013, LINN Energy’s last reported sales price per unit, as reported by NASDAQ, was $30.79 and the Company owned approximately 39% of LINN Energy’s outstanding units.
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
Reimbursement of LinnCo’s Costs
LINN Energy has agreed to provide to LinnCo, or to pay on LinnCo’s behalf, any legal, accounting, tax advisory, financial advisory and engineering fees, printing costs or other administrative and out-of-pocket expenses incurred by LinnCo, along with any other expenses incurred in connection with any public offering of common shares representing limited liability company interests (“shares”) in LinnCo or incurred as a result of being a publicly traded entity. These expenses include costs associated with annual, quarterly and other reports to holders of LinnCo shares, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees. In addition, LINN Energy has agreed to indemnify LinnCo and its officers and directors for damages suffered or costs incurred (other than income taxes payable by LinnCo) in connection with carrying out LinnCo’s activities. Because all general and administrative expenses and certain offering costs requiring cash payments are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo.
For the year ended December 31, 2013, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $42 million, of which approximately $22 million had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2013. The expenses for the year ended December 31, 2013, include approximately $40 million of transaction costs related to the Berry acquisition (see Note 2), including approximately $9 million of noncash share-based compensation expense. The expenses for the year ended December 31, 2013, also include approximately $2 million related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. The offering costs of approximately $388,000 were incurred in connection with LinnCo’s registration statement on Form S-4 related to the Berry acquisition.
For the period from April 30, 2012 (inception) to December 31, 2012, LinnCo incurred total general and administrative expenses of approximately $1 million. The expenses for the period from April 30, 2012 (inception) to December 31, 2012, include approximately $772,000 related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. For the period from April 30, 2012

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

(inception) to December 31, 2012, LINN Energy had also paid, on LinnCo’s behalf, approximately $3 million of deferred offering costs in connection with LinnCo’s October 2012 initial public offering (“IPO”).
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses). The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At December 31, 2013, the Company owned approximately 39% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
At December 31, 2013, the carrying amount of the Company’s investment in LINN Energy exceeded the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $1.3 billion. The difference is attributable to proved and unproved oil and natural gas properties, senior notes and equity method goodwill. These amounts are included in “investment in Linn Energy, LLC” on the balance sheet and are amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy. Equity method goodwill is not amortized; however, the investment is reviewed for impairment. Impairment testing is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of December 31, 2013, no impairment had occurred with respect to the Company’s investment in LINN Energy.
Income Taxes
The Company is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At December 31, 2013, the majority of the Company’s temporary difference and associated deferred tax expense resulted from the Berry acquisition and its investment

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

in LINN Energy and at December 31, 2012, the majority of the Company’s temporary difference and associated deferred tax expense resulted from its investment in LINN Energy.
The Company routinely assesses the realizability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and records a valuation allowance against the deferred tax assets that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making an assessment. The Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. At December 31, 2013, the Company’s established valuation allowance and unrecognized income tax benefits resulted from the Berry acquisition. At December 31, 2012, the Company had no valuation allowance or unrecognized income tax benefits.
Earnings Per Share
Both basic and diluted earnings per share are computed by dividing net earnings attributable to shareholders by the weighted average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for shares.
Note 2 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN Energy. At December 31, 2013, LinnCo’s issued capitalization consisted of $3.9 billion in shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of shares and voting shares. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
Total common shares outstanding at December 31, 2013, exclude 40,938 (approximately $1 million) of Berry equity awards that vested and were converted to LinnCo common shares on the Berry acquisition date and included in total consideration but such shares were unissued at December 31, 2013, due to six month deferred issuance provisions in the original Berry award agreements.
Berry Acquisition
On December 16, 2013, the Company completed the previously-announced transactions contemplated by the merger agreement between the Company, LINN Energy and Berry under which LinnCo acquired all of the outstanding common shares of Berry and the contribution agreement between the Company and LINN Energy, under which the Company transferred Berry to LINN Energy in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares valued at approximately $2.7 billion. Under the contribution agreement, LinnCo transferred Berry to LINN Energy after which Berry became an indirect wholly owned subsidiary of LINN Energy. As consideration for the transfer of Berry to LINN Energy, the Company acquired 93,756,674 newly issued LINN Energy units, valued at approximately $2.8 billion and equal to the number of LinnCo shares issued as consideration for Berry.
The acquisition was accounted for under the acquisition method of accounting. The purchase price is as follows (in thousands, except shares and closing share price):

LinnCo common shares issued	93,756,674
Closing price of LinnCo shares on December 16, 2013	$28.36
LinnCo share consideration	$2,658,939
Berry share-based awards expensed in the post-combination period	$(9,220)
Total purchase price	$2,649,719

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

On the Berry acquisition date, the Company transferred Berry to its affiliate, LINN Energy. Accordingly, the assets, liabilities and results of operations of Berry are not included in the Company’s financial statements. The acquisition of 93,756,674 LINN Energy units, which are equal to the number of LinnCo shares issued as consideration for Berry, increased the Company’s ownership of LINN Energy’s outstanding units from approximately 15% to approximately 39%.
The following unaudited pro forma financial information presents a summary of the Company’s results of operations for the year ended December 31, 2013, and for the period from April 30, 2012 (inception) to December 31, 2012, assuming the transactions had been completed as of April 30, 2012. The pro forma condensed financial information has been prepared for informational purposes only and does not purport to represent what the actual results of operations would have been had the transactions been completed as of the date assumed, nor is this information necessarily indicative of future results of operations.

	Year Ended December 31, 2013	April 30, 2012 (Inception) To December 31, 2012
	(in thousands, except per share amounts)

Equity income (loss) from investment in Linn Energy, LLC	$(190,279)	$18,977
Net income (loss)	$(121,083)	$11,096
Net income (loss) per share, basic and diluted	$(0.91)	$0.11
The pro forma condensed statements of operations include adjustments to:

•
Reflect the impact of the transactions on the equity income (loss) from investment in LINN Energy. The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses).

•	Reflect the impact of the transactions on taxes.

•
Exclude transaction costs incurred during the year ended December 31, 2013, consisting of investment banking fees, legal fees and other acquisition-related transaction costs from the pro forma statements of operations as they reflect nonrecurring charges not expected to have a continuing impact on the combined results.

•
Exclude the loss on transfer of Berry, which reflects the difference between the fair value of the assets acquired and liabilities assumed from Berry and the fair value of the LINN Energy units received in connection with the transfer. The loss is primarily due to deferred income taxes assumed by LinnCo that were not transferred to LINN Energy. This loss is excluded from the pro forma statements of operations as it reflects a nonrecurring charge not expected to have a continuing impact on the combined results; however, upon closing the transactions, LinnCo recognized this loss in its statement of operations.

•	Reflect 93.8 million LinnCo common shares assumed to be issued in conjunction with the transaction on April 30, 2012.
For the year ended December 31, 2013, in connection with the Berry acquisition, the Company incurred acquisition-related transaction costs of approximately $40 million, including approximately $9 million of noncash share-based compensation expense.
In connection with the Berry acquisition, certain Berry equity-based awards were exchanged for common shares issued by the Company. Each Berry restricted stock unit (“RSU”) that was vested as of the effective time of the acquisition, that was held by a former nonemployee director or by an employee of Berry whose employment was terminated in connection with the acquisition as agreed by the parties or that was subject to performance-based vesting criteria was converted as of the effective time of the acquisition into LinnCo common shares. Under the acquisition method of accounting, these Berry employee RSUs were measured and recorded at their fair values on the acquisition date, resulting in additional purchase price consideration of approximately $52 million. The portion of the replacement awards attributable to post-combination service was calculated as the difference between the fair value of the replacement awards and the amount attributed to pre-combination service, and was recognized as expense.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

Note 3 – Business
In October 2012, LinnCo completed its IPO. At no time after LinnCo’s formation and prior to the IPO did LinnCo have any operations or own any interest in LINN Energy. After the IPO, LinnCo’s initial sole purpose was to own units in its affiliate, LINN Energy. In connection with the Berry acquisition (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of December 31, 2013, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy.
Note 4 – Summarized Financial Information for Linn Energy, LLC
Following is summarized statements of operations and balance sheets information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2013, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Summarized Linn Energy, LLC Statements of Operations Information

	Year Ended December 31, 2013	October 17, 2012 To December 31, 2012
	(in thousands)

Revenues and other	$2,331,655	$604,701
Expenses	(2,590,273)	(578,170)
Other income and (expenses)	(434,918)	(85,464)
Income tax benefit	2,199	1,697
Net loss	$(691,337)	$(57,236)

Summarized Linn Energy, LLC Balance Sheets Information

	December 31,
	2013	2012
	(in thousands)

Current assets	$815,940	$811,428
Noncurrent assets	15,689,024	10,639,810
	16,504,964	11,451,238
Current liabilities	1,252,733	823,132
Noncurrent liabilities	9,360,804	6,200,926
Unitholders’ capital	$5,891,427	$4,427,180

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

Note 5 – Income Taxes
The Company is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Income tax (expense) benefit consisted of the following:

	Year Ended December 31, 2013	April 30, 2012 (Inception) To December 31, 2012
	(in thousands)

Deferred taxes:
Federal	$84,908	$(11,867)
State	7,172	(661)
	$92,080	$(12,528)

For the period from April 30, 2012 (inception) to December 31, 2012, the Company recorded to equity approximately $1 million of deferred taxes related to issuance costs compared to none for the year ended December 31, 2013. As of December 31, 2013, the Company had approximately $138 million of federal and $160 million of state net operating loss carryforwards which will begin expiring in 2032. As of December 31, 2013, the Company also had approximately $37 million of federal and state general business and other credits, the majority of which will begin expiring in 2017, federal alternative minimum income tax (“AMT”) credit carryforwards of approximately $500,000 and state AMT credits of approximately $600,000 that do not expire and can be used to offset regular income taxes in future years to the extent that regular income taxes exceed the AMT in any such year. Under federal and applicable state income tax laws, a corporation is generally permitted to deduct from taxable income in any year tax carryforwards subject to certain limitations as prescribed by the taxing authorities. Under federal income tax law, the Company’s net operating loss carryforwards are subject to limitations as defined by Section 382 of the Internal Revenue Code.
A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31, 2013	April 30, 2012 (Inception) To December 31, 2012

Federal statutory rate	35.0%	35.0%
State, net of federal tax benefit	0.3	2.0
Loss on transfer of Berry	(24.3)	—
Other items	(1.8)	0.8
Effective rate	9.2%	37.8%

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

Significant components of the deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(in thousands)

Current deferred tax assets:
Share-based compensation	$837	$—
Valuation allowance	(198)	—
Total current deferred tax assets	639	—

Noncurrent deferred tax assets:
Net operating loss carryforwards	50,991	622
Unamortized intangible drilling costs	46,348	9,029
Credits	32,092	—
Other	31	—
Valuation allowance	(31,925)	—
Total noncurrent deferred tax assets	97,537	9,651

Noncurrent deferred tax liabilities:
Investment in LINN Energy	(854,981)	(23,210)
Total noncurrent deferred tax liabilities	(854,981)	(23,210)
Net deferred tax liabilities	$(756,805)	$(13,559)
Net deferred tax assets and liabilities were classified on the balance sheets as follows:

	December 31,
	2013	2012
	(in thousands)

Current deferred tax assets	$639	$—
Current deferred tax liabilities	—	—
Net current deferred tax assets	$639	$—

Noncurrent deferred tax assets	$97,537	$9,651
Noncurrent deferred tax liabilities	(854,981)	(23,210)
Net noncurrent deferred tax liabilities	$(757,444)	$(13,559)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2013, based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, a valuation allowance of $32 million was recorded for tax carryforwards and attributes inherited from Berry to reduce the net deferred tax assets to an amount that is more likely than not to be recognized. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. At December 31, 2012, the Company had not recorded a valuation allowance against the deferred tax assets.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

In accordance with the applicable accounting standards, the Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules, and the significance of each position. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
As a result of the Berry acquisition, at December 31, 2013, the Company had a gross liability for uncertain income tax benefits of approximately $20 million which, if recognized, would affect the effective income tax rate. The Company estimates that it is reasonably possible that the balance of unrecognized income tax benefits as of December 31, 2013, could decrease by a maximum of approximately $80,000 in the next 12 months due to the expiration of statutes of limitations and settlements with taxing authorities. The Company had accrued approximately $19,000 of interest related to its uncertain income tax positions as of December 31, 2013. The Company had no material uncertain tax positions at December 31, 2012. The tax years 2010 – 2012 remain open to examination for federal income tax purposes.
Note 6 – Distributions and Dividends
The following provides a summary of distributions paid by LINN Energy to LinnCo and dividends paid by LinnCo to its shareholders during the year ended December 31, 2013:
LINN Energy Distributions to LinnCo

Date Paid	Distributions Per Unit	Total Distributions
		(in millions)

December 2013	$0.2416	$8
November 2013	$0.2416	$8
October 2013	$0.2416	$8
September 2013	$0.2416	$8
August 2013	$0.2416	$8
July 2013	$0.2416	$8
May 2013	$0.725	$25
February 2013	$0.725	$25
LinnCo Dividends to its Shareholders

Date Paid	Dividends Per Share		Total Dividends
			(in millions)

December 2013	$0.2416		$8
November 2013	$0.2416		$8
October 2013	$0.2416		$8
September 2013	$0.2416		$8
August 2013	$0.2416		$8
July 2013	$0.2416		$8
May 2013	$0.725		$25
February 2013	$0.71	(1)	$25

(1)	This amount is net of the tax reserve of $0.015 per common share.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

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
On January 2, 2014, LINN Energy’s Board declared a cash distribution of $0.725 per unit with respect to the fourth quarter of 2013, to be paid in three equal monthly installments of $0.2416 per unit. The first monthly distribution, totaling approximately $31 million, was paid to LinnCo on January 16, 2014, and the second monthly distribution, totaling approximately $31 million, was paid to LinnCo on February 13, 2014.
On January 2, 2014, the Company’s Board declared a cash dividend of $0.725 per common share with respect to the fourth quarter of 2013, to be paid in three equal monthly installments of $0.2416 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on January 2, 2014. The first monthly dividend, totaling approximately $31 million, was paid on January 17, 2014, to shareholders of record as of the close of business on January 13, 2014, and the second monthly dividend, totaling approximately $31 million, was paid on February 14, 2014, to shareholders of record as of the close of business on February 10, 2014.
Note 7 – Supplemental Disclosures to the Statements of Cash Flows
In December 2013, the Company issued 93,756,674 LinnCo common shares in connection with the Berry acquisition valued at approximately $2.7 billion and acquired 93,756,674 newly issued LINN Energy units in exchange for the transfer of Berry to LINN Energy valued at approximately $2.8 billion.
For the year ended December 31, 2013, and for the period from April 30, 2012 (inception) to December 31, 2012, LinnCo incurred and recorded approximately $42 million and $4 million, respectively, of general and administrative expenses and certain offering costs. Of the expenses and costs incurred for the year ended December 31, 2013, approximately $22 million had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2013. All of the expenses and costs paid by LINN Energy on LinnCo’s behalf are accounted for as capital contributions and reflected as noncash transactions by LinnCo.
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
On April 12, 2013, a purported stockholder class action captioned David Hall v. Berry Petroleum Co., et al. was filed in the Delaware Court of Chancery, C.A. No. 8476-VCG. The complaint names as defendants Berry, the members of its board of directors, HoldCo, Bacchus Merger Sub, LinnCo, LINN Energy and LinnCo Merger Sub. The complaint alleges that the individual defendants breached their fiduciary duties in connection with the transactions by engaging in an unfair sales process that resulted in an unfair price for Berry, by failing to disclose all material information regarding the transactions, and that the entity defendants aided and abetted those breaches of fiduciary duty. In December 2013, the parties signed a Memorandum of Understanding to settle the case, and is in the process of seeking court approval of the settlement. The Company is unable to estimate a possible loss, or range of possible loss, if any, at this time.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

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
On July 10, 2013, David Adrian Luciano, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Luciano Action”). The Luciano Action asserts claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to LINN Energy’s hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production in the prospectus and registration statement for LinnCo’s initial public offering. On July 12, 2013, Frank Donio, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Donio Action”). The Donio Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production. Several additional class action cases substantially similar to the Luciano Action and the Donio Action were subsequently filed in the Southern District of New York and assigned to the same judge (the Luciano Action, Donio Action, and all similar subsequently filed New York federal class actions together, the “New York Federal Actions”). The Texas Federal Actions and the New York Federal Actions have now been consolidated in the United States District Court for the Southern District of New York (the “Combined Actions”). In November 2013, LINN Energy filed a motion to dismiss the Combined Actions. The motion is currently pending before the Southern District of New York. There has not been any discovery conducted in the Combined Actions. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
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

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

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
Quarterly Financial Data

	Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amount)
2013:
Equity income (loss) from investment in Linn Energy, LLC	$(21,272)	$57,963	$(667)	$(280,213)
General and administrative expenses	(11,767)	(2,531)	(635)	(27,156)
Loss on transfer of Berry	—	—	—	(718,249)
Income tax (expense) benefit	14,820	(25,300)	3,908	98,652
Net income (loss)	(18,219)	30,132	2,606	(926,966)

Net income (loss) per share, basic and diluted	(0.52)	0.87	0.07	(18.15)

	Periods
	April 30 (Inception) To June 30	July 1 To September 30	October 1 To December 31
	(in thousands, except per share amount)
2012:
Equity income from investment in Linn Energy, LLC	$—	$—	$34,411
General and administrative expenses	(155)	(351)	(724)
Income tax expense	—	—	(12,528)
Net income (loss)	(155)	(351)	21,159

Net income per share, basic and diluted	N/A	N/A	$0.74

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
Management’s Annual Report on Internal Control Over Financial Reporting
See “Management’s Report on Internal Control Over Financial Reporting” in Item 8. “Financial Statements and Supplementary Data.”
Changes in the Company’s Internal Control Over Financial Reporting
The Company’s management is also responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.
Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
A list of the Company’s executive officers and biographical information appears below under the caption “Executive Officers of the Company.” Information about Company Directors may be found under the caption “Proposal One: Election of LINN Directors” and “Management” of the Proxy Statement for the Annual Meeting of Shareholders expected to be held on April 22, 2014 (the “2014 Proxy Statement”). That information is incorporated herein by reference.
The information in the 2014 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
The information required by this item regarding audit committee related matters, codes of ethics and committee charters is incorporated by reference from the 2014 Proxy Statement under the caption “Corporate Governance.”
Executive Officers of the Company

Name	Age	Position with the Company

Mark E. Ellis	57	Chairman, President and Chief Executive Officer
Kolja Rockov	43	Executive Vice President and Chief Financial Officer
Arden L. Walker, Jr.	54	Executive Vice President and Chief Operating Officer
David B. Rottino	47	Executive Vice President and Chief Accounting Officer
Thomas E. Emmons	45	Senior Vice President – Corporate Services
Jamin B. McNeil	48	Senior Vice President – Houston Division Operations
Candice J. Wells	39	Vice President, General Counsel and Corporate Secretary
Mark E. Ellis is the Chairman, President and Chief Executive Officer and has served in such capacity since LinnCo’s formation in April 2012. Mr. Ellis is also the Chairman, President and Chief Executive Officer of LINN Energy and has served in such capacity since December 2011. He previously served as President, Chief Executive Officer and Director of LINN Energy from January 2010 to December 2011 and from December 2007 to January 2010, Mr. Ellis served as President and Chief Operating Officer of LINN Energy. Mr. Ellis is a member of the Society of Petroleum Engineers and the National Petroleum Council. Mr. Ellis serves on the boards of the Independent Petroleum Association of America, American Exploration & Production Council, Industry Board of Petroleum Engineering at Texas A&M University, Houston Museum of Natural Science and The Center for the Performing Arts at The Woodlands. In addition, he is Chairman of the Board for The Center for Hearing and Speech, and holds a position as trustee on the Texas A&M University 12th Man Foundation Board of Trustees.
Kolja Rockov is the Executive Vice President and Chief Financial Officer and has served in such capacity since LinnCo’s formation in April 2012. He is also the Executive Vice President and Chief Financial Officer of LINN Energy and has served in such capacity since joining LINN Energy in March 2005. Mr. Rockov has more than 15 years of experience in the oil and natural gas finance industry. From October 2004 until he joined LINN Energy in March 2005, Mr. Rockov served as a Managing Director in the Energy Group at RBC Capital Markets, where he was primarily responsible for investment banking coverage of the U.S. exploration and production sector. Mr. Rockov is the founding chairman of a philanthropic organization benefitting Texas Children’s Cancer Center in Houston, which has raised more than $1 million since 2009.
Arden L. Walker, Jr. is the Executive Vice President and Chief Operating Officer and has served in such capacity since LinnCo’s formation in April 2012. Mr. Walker is also the Executive Vice President and Chief Operating Officer of LINN Energy and has served in such capacity since January 2011. From January 2010 to January 2011, he served as Senior Vice President and Chief Operating Officer of LINN Energy. Mr. Walker joined LINN Energy in February 2007 as Senior Vice President, Operations and Chief Engineer. Mr. Walker is a member of the Society of Petroleum Engineers and Independent Petroleum Association of America. He also serves on the boards of the Sam Houston Area Council of the Boy Scouts of America and Theatre Under The Stars.
David B. Rottino is the Executive Vice President and Chief Accounting Officer and has served in such capacity since January 2014. Mr. Rottino is also the Executive Vice President, Business Development and Chief Accounting Officer of LINN

Item 10.	Directors, Executive Officers and Corporate Governance - Continued

Energy and has served in such capacity since January 2014. From LinnCo’s formation in April 2012 to January 2014, Mr. Rottino served as its Senior Vice President of Finance and Chief Accounting Officer. From July 2010 to April 2012, Mr. Rottino served as Senior Vice President of Finance, Business Development and Chief Accounting Officer of LINN Energy and from June 2008 to July 2010, Mr. Rottino served as Senior Vice President and Chief Accounting Officer of LINN Energy. Mr. Rottino is a Certified Public Accountant. He also serves on the Board of Camp for All.
Thomas E. Emmons is the Senior Vice President – Corporate Services of LinnCo and LINN Energy and has served in such capacity since January 2014. He previously served as Vice President – Corporate Services of LINN Energy from September 2012 to January 2014 and from August 2008 to September 2012, Mr. Emmons served as Vice President, Human Resources and Environmental, Health and Safety of LINN Energy. He also serves on the Board of the Nehemiah Center in Houston.
Jamin B. McNeil is the Senior Vice President – Houston Division Operations of LinnCo and LINN Energy and has served in such capacity since January 2014. He previously served as Vice President – Houston Division Operations of LINN Energy from June 2007 to January 2014. Mr. McNeil is a member of the Society of Petroleum Engineers.
Candice J. Wells is the Vice President, General Counsel and Corporate Secretary of LinnCo and LINN Energy and has served in such capacity since October 2013. From March 2013 to October 2013, Ms. Wells served as Vice President, acting General Counsel and Corporate Secretary of LinnCo and LINN Energy. From LinnCo’s formation in April 2012 to March 2013, Ms. Wells served as its Vice President, Assistant General Counsel and Corporate Secretary. From September 2011 to March 2013, Ms. Wells also served as Vice President, Assistant General Counsel and Corporate Secretary of LINN Energy and from August 2007 to September 2011, she served as Senior Corporate Counsel and Assistant Corporate Secretary of LINN Energy. Ms. Wells serves on the Board of the Youth Development Center and on the advisory board for Girls Inc.

Item 11.	Executive Compensation
Information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
Information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

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

LINNCO, LLC

Date: March 3, 2014	By:	/s/ Mark E. Ellis
Mark E. Ellis
Chairman, President and Chief Executive Officer

Date: March 3, 2014	By:	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Ellis	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2014
Mark E. Ellis

/s/ Kolja Rockov	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2014
Kolja Rockov

/s/ David B. Rottino	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2014
David B. Rottino

/s/ Michael C. Linn	Director	March 3, 2014
Michael C. Linn

/s/ George A. Alcorn	Independent Director	March 3, 2014
George A. Alcorn

/s/ Stephen J. Hadden	Independent Director	March 3, 2014
Stephen J. Hadden

/s/ Terrence S. Jacobs	Independent Director	March 3, 2014
Terrence S. Jacobs

/s/ Joseph P. McCoy	Independent Director	March 3, 2014
Joseph P. McCoy

/s/ Linda M. Stephens	Independent Director	March 3, 2014
Linda M. Stephens

Index to Exhibits

Exhibit Number		Description
2.1	—
Agreement and Plan of Merger, dated February 20, 2013, by and among Berry Petroleum Company, Bacchus HoldCo, Inc., Bacchus Merger Sub, Inc., LinnCo, LLC, Linn Acquisition Company, LLC and Linn Energy, LLC, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of November 3, 2013 and Amendment No. 2 to Agreement and Plan of Merger, dated as of November 13, 2013 (incorporated herein by reference to Annex A to the Joint Proxy Statement/Prospectus for 2013 Annual Meeting filed by Linn Energy, LLC on November 14, 2013)

2.2	—
Contribution Agreement, dated February 20, 2013, by and between LinnCo, LLC and Linn Energy LLC, as amended by Amendment No. 1 to Contribution Agreement, dated as of November 3, 2013 (incorporated herein by reference to Exhibit 2.2 to Amendment No. 7 to Registration Statement on Form S-4 (File No. 333-187484) filed on November 6, 2013)

3.1	—	Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on June 25, 2012)
3.2	—	Certificate of Amendment to Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.6 to Amendment No. 3 to Registration Statement on Form S-1 filed on October 1, 2012)
3.3	—	Amended and Restated Limited Liability Company Agreement of LinnCo, LLC (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 17, 2012)
3.4*	—	First Amendment to Amended and Restated Limited Liability Company Agreement of LinnCo, LLC, dated December 16, 2013
10.1	—	Omnibus Agreement, dated October 17, 2012, between LinnCo, LLC and Linn Energy, LLC (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 17, 2012)
10.2	—
Indemnity Agreement, dated January 16, 2014, between Linn Energy, LLC, LinnCo, LLC and Stephen J. Hadden (incorporated by reference to Exhibit 10.27 to Linn Energy, LLC’s Annual Report on Form 10-K filed on February 27, 2014).

23.1*	—	Consent of KPMG LLP
23.2*	—	Consent of KPMG LLP
23.3*	—	Consent of DeGolyer and MacNaughton
23.4*	—	Consent of DeGolyer and MacNaughton
31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1*	—	Linn Energy, LLC’s Annual Report on Form 10-K for the year ended December 31, 2013
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.