Form 10-Q
period 2014-03-31
LinnCo, LLC
filed 2014-05-02
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Large accelerated filer  ☒      Accelerated filer   ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2014, there were 128,503,236 common shares outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
LINNCO, LLC
BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$1,048	$1,045
Accounts receivable – related party	651	11,218
Income taxes receivable	12,849	12,849
Deferred income tax	698	639
Total current assets	15,246	25,751

Noncurrent assets:
Investment in Linn Energy, LLC	3,516,087	3,639,768
Total noncurrent assets	3,516,087	3,639,768
Total assets	$3,531,333	$3,665,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$804	$11,298
Total current liabilities	804	11,298

Noncurrent liabilities:
Income taxes liability	8,983	8,983
Deferred income tax	745,712	757,444
Total noncurrent liabilities	754,695	766,427

Contingencies (Note 8)

Shareholders’ equity:
Voting shares; unlimited shares authorized; 1 share issued and outstanding at March 31, 2014, and December 31, 2013	1	1
Common shares; unlimited shares authorized, 128,503,236 shares issued and outstanding at March 31, 2014, and December 31, 2013	3,868,387	3,868,387
Additional paid-in capital	37,029	36,247
Accumulated deficit	(1,129,583)	(1,016,841)
	2,775,834	2,887,794
Total liabilities and shareholders’ equity	$3,531,333	$3,665,519
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)

Equity loss from investment in Linn Energy, LLC	$(30,541)	$(21,272)
General and administrative expenses	(734)	(11,767)
Loss before income taxes	(31,275)	(33,039)
Income tax benefit	11,791	14,820
Net loss	$(19,484)	$(18,219)

Net loss per share, basic and diluted	$(0.15)	$(0.52)

Weighted average shares outstanding	128,503	34,788

Dividends declared per share	$0.725	$0.71
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	(in thousands)

December 31, 2013	128,503	$3,868,388	$36,247	$(1,016,841)	$2,887,794
Capital contributions from Linn Energy, LLC		—	782	—	782
Dividends to shareholders		—	—	(93,258)	(93,258)
Net loss		—	—	(19,484)	(19,484)
March 31, 2014	128,503	$3,868,388	$37,029	$(1,129,583)	$2,775,834
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Cash flow from operating activities:
Net loss	$(19,484)	$(18,219)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity loss from investment in Linn Energy, LLC	30,541	21,272
Noncash general and administrative expenses paid by Linn Energy, LLC	734	11,767
Deferred income taxes	(11,791)	(14,820)
Cash distributions received	93,228	25,221
Net cash provided by operating activities	93,228	25,221

Cash flow from financing activities:
Dividends paid to shareholders	(93,225)	(24,699)
Net cash used in financing activities	(93,225)	(24,699)

Net increase in cash and cash equivalents	3	522
Cash and cash equivalents:
Beginning	1,045	523
Ending	$1,048	$1,045
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012. LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, Linn Energy, LLC (“LINN Energy”). In connection with the acquisition of Berry Petroleum Company (“Berry”) (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of March 31, 2014, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market under the symbol “LINE.” At March 31, 2014, LINN Energy’s last reported sales price per unit, as reported by NASDAQ, was $28.32 and the Company owned approximately 39% of LINN Energy’s outstanding units.
Principles of Reporting
The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results reported in these unaudited financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
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
For the three months ended March 31, 2014, LinnCo incurred total general and administrative expenses of approximately $734,000, of which approximately $83,000 had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2014. The expenses for the three months ended March 31, 2014, include approximately $470,000 related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. In addition, during the three months ended March 31, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013.
For the three months ended March 31, 2013, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $12 million, of which approximately $2 million had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2013. The expenses included approximately $11 million of transaction costs related to professional services rendered by third parties in connection with the Berry acquisition. The expenses also included approximately $462,000 related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses). The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At March 31, 2014, the Company owned approximately 39% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
At March 31, 2014, the carrying amount of the Company’s investment in LINN Energy exceeded the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $1.3 billion. The difference is attributable to proved and unproved oil and natural gas properties, senior notes and equity method goodwill. These amounts are included in “investment in Linn Energy, LLC” on the balance sheet and are amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy. Equity method goodwill is not amortized; however, the investment is reviewed for impairment. Impairment testing is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of March 31, 2014, no impairment had occurred with respect to the Company’s investment in LINN Energy.
Note 2 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN Energy. At March 31, 2014, LinnCo’s issued capitalization consisted of $3.9 billion in shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of shares and voting shares. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
Berry Acquisition
On December 16, 2013, the Company completed the transactions contemplated by the merger agreement between the Company, LINN Energy and Berry under which LinnCo acquired all of the outstanding common shares of Berry and the contribution agreement between the Company and LINN Energy, under which the Company transferred Berry to LINN Energy in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares valued at approximately $2.7 billion. Under the contribution agreement, LinnCo transferred Berry to LINN Energy after which Berry became an indirect wholly owned subsidiary of LINN Energy. As consideration for the transfer of Berry to LINN Energy, the Company acquired 93,756,674 newly issued LINN Energy units, valued at approximately $2.8 billion and equal to the number of LinnCo shares issued as consideration for Berry.
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
The following unaudited pro forma financial information presents a summary of the Company’s results of operations for the three months ended March 31, 2013, assuming the transactions had been completed as of January 1, 2013:

Three Months Ended March 31, 2013
(in thousands, except per share amounts)

Equity loss from investment in Linn Energy, LLC	$(45,399)
Net loss	$(26,272)
Net loss per share, basic and diluted	$(0.20)
The pro forma condensed combined statement of operations includes adjustments to:

•
Reflect the impact of the transactions on the equity income (loss) from investment in LINN Energy. The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses).

•	Reflect the impact of the transactions on taxes.

•
Exclude transaction costs incurred during the three months ended March 31, 2013, consisting of investment banking fees, legal fees and other acquisition-related transaction costs from the pro forma statements of operations as they reflect nonrecurring charges not expected to have a continuing impact on the combined results.

•	Reflect approximately 93.8 million LinnCo common shares assumed to be issued in conjunction with the transaction on January 1, 2013.
Note 3 – Business
In October 2012, LinnCo completed its IPO. At no time after LinnCo’s formation and prior to the IPO did LinnCo have any operations or own any interest in LINN Energy. After the IPO, LinnCo’s initial sole purpose was to own units in its affiliate, LINN Energy. In connection with the Berry acquisition (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of March 31, 2014, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy.
Note 4 – Summarized Financial Information for Linn Energy, LLC
Following is summarized statements of operations and balance sheet information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the three months ended March 31, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Summarized Linn Energy, LLC Statements of Operations Information

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Revenues and other	$733,587	$369,060
Expenses	(677,154)	(481,407)
Other income and (expenses)	(136,116)	(102,002)
Income tax expense	(5,654)	(7,536)
Net loss	$(85,337)	$(221,885)

Summarized Linn Energy, LLC Balance Sheet Information

	March 31, 2014	December 31, 2013
	(in thousands)

Current assets	$798,505	$815,940
Noncurrent assets	15,676,183	15,689,024
	16,474,688	16,504,964
Current liabilities	1,229,871	1,252,733
Noncurrent liabilities	9,653,865	9,360,804
Unitholders’ capital	$5,590,952	$5,891,427

Note 5 – Income Taxes
LinnCo is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At March 31, 2014, and December 31, 2013, the majority of the Company’s temporary difference and associated deferred tax benefit resulted from its investment in LINN Energy.
Note 6 – Distributions and Dividends
The following provides a summary of distributions paid by LINN Energy to LinnCo and dividends paid by LinnCo to its shareholders during the three months ended March 31, 2014:
LINN Energy Distributions to LinnCo

Date Paid	Distributions Per Unit	Total Distributions
		(in millions)

March 2014	$0.2416	$31
February 2014	$0.2416	$31
January 2014	$0.2416	$31

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

LinnCo Dividends to its Shareholders

Date Paid	Dividends Per Share	Total Dividends
		(in millions)

March 2014	$0.2416	$31
February 2014	$0.2416	$31
January 2014	$0.2416	$31
On April 1, 2014, LINN Energy’s Board declared a cash distribution of $0.725 per unit with respect to the first quarter of 2014, to be paid in three equal monthly installments of $0.2416 per unit. The first monthly distribution with respect to the first quarter of 2014, totaling approximately $31 million, was paid to LinnCo on April 16, 2014.
On April 1, 2014, the Company’s Board declared a cash dividend of $0.725 per common share with respect to the first quarter of 2014, to be paid in three equal monthly installments of $0.2416 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on April 1, 2014. The first monthly dividend with respect to the first quarter of 2014, totaling approximately $31 million, was paid on April 17, 2014, to shareholders of record as of the close of business on April 11, 2014.
Note 7 – Supplemental Disclosures to the Statements of Cash Flows
For the three months ended March 31, 2014, and March 31, 2013, LinnCo incurred and recorded approximately $734,000 and $12 million, respectively, of general and administrative expenses. Of the expenses and costs incurred for the three months ended March 31, 2014, and March 31, 2013, approximately $83,000 and $2 million had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2014, and March 31, 2013, respectively. In addition, during the three months ended March 31, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013. All of these expenses and costs are paid by LINN Energy on LinnCo’s behalf, and therefore, are accounted for as capital contributions and reflected as noncash transactions by LinnCo.
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

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect the Company’s future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors set forth in “Cautionary Statement” below and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2013, and elsewhere in the Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.
The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. A reference to a “Note” herein refers to the accompanying Notes to Financial Statements contained in Item 1. “Financial Statements.”
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
LinnCo’s success is dependent upon the operation and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.
Business
At no time after LinnCo’s formation and prior to the initial public offering (“IPO”) did LinnCo have any operations or own any interest in LINN Energy. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, LINN Energy. In connection with the acquisition of Berry Petroleum Company (“Berry”) (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of March 31, 2014, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy.
Berry Acquisition
On December 16, 2013, the Company completed the transactions contemplated by the merger agreement between the Company, LINN Energy and Berry under which LinnCo acquired all of the outstanding common shares of Berry and the contribution agreement between the Company and LINN Energy, under which the Company transferred Berry to LINN Energy in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares valued at approximately $2.7 billion. Under the contribution agreement, LinnCo transferred Berry to LINN Energy after which Berry became an indirect wholly owned subsidiary of LINN Energy. As consideration for the transfer of Berry to LINN Energy, the Company acquired 93,756,674 newly issued LINN Energy units, valued at approximately $2.8 billion and equal to the number of LinnCo shares issued as consideration for Berry.
Results of Operations
Equity Income from Investment in Linn Energy, LLC
The Company’s equity income (loss) primarily consists of its share of earnings of LINN Energy attributed to the units the Company owns. As a result of acquiring additional LINN Energy units in exchange for the transfer of Berry, the Company increased its ownership of LINN Energy’s outstanding units from approximately 15% to approximately 39% (see Berry Acquisition above). The percentage ownership of LINN Energy could continue to change due to the Company’s ownership of additional units or other issuances or repurchases of units by LINN Energy. The Company uses the equity method of accounting for its investment in LINN Energy.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Following is summarized statements of operations information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the three months ended March 31, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Linn Energy, LLC

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Revenues and other	$733,587	$369,060
Expenses	(677,154)	(481,407)
Other income and (expenses)	(136,116)	(102,002)
Income tax expense	(5,654)	(7,536)
Net loss	$(85,337)	$(221,885)
General and Administrative Expenses
The Company’s general and administrative expenses are associated with managing the business and affairs of LinnCo. For the three months ended March 31, 2014, LinnCo incurred total general and administrative expenses of approximately $734,000, of which approximately $83,000 had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2014. The expenses for the three months ended March 31, 2014, include approximately $470,000 related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. In addition, during the three months ended March 31, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013. For the three months ended March 31, 2013, LinnCo incurred total general and administrative expenses of approximately $12 million, of which approximately $2 million had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2013. Because all general and administrative expenses are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo.
Income Tax Benefit
Income tax benefit of approximately $12 million and income tax benefit of approximately $15 million for the three months ended March 31, 2014, and March 31, 2013, respectively, are based on the Company’s net income (loss) for the periods, primarily associated with equity income (loss) from its investment in LINN Energy.
Liquidity and Capital Resources
The Company’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO and (2) voting shares, 100% of which are held by LINN Energy. At March 31, 2014, LinnCo’s issued capitalization consisted of $3.9 billion in common shares representing limited liability company interests (“shares”) and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
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
Distributions and Dividends
Within five (5) business days after receiving a cash distribution related to its interest in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), if any, as dividends to its shareholders. The following provides a summary of dividends paid by the Company during the three months ended March 31, 2014:

Date Paid	Dividends Per Share	Total Dividends
		(in millions)

March 2014	$0.2416	$31
February 2014	$0.2416	$31
January 2014	$0.2416	$31
On April 1, 2014, LINN Energy’s Board declared a cash distribution of $0.725 per unit with respect to the first quarter of 2014, to be paid in three equal monthly installments of $0.2416 per unit. The first monthly distribution with respect to the first quarter of 2014, totaling approximately $31 million, was paid to LinnCo on April 16, 2014.
On April 1, 2014, the Company’s Board declared a cash dividend of $0.725 per common share with respect to the first quarter of 2014, to be paid in three equal monthly installments of $0.2416 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on April 1, 2014. The first monthly dividend with respect to the first quarter of 2014, totaling approximately $31 million, was paid on April 17, 2014, to shareholders of record as of the close of business on April 11, 2014.
Contingencies
See Part II. Item 1. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses). The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At March 31, 2014, the Company owned approximately 39% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
At March 31, 2014, the carrying amount of the Company’s investment in LINN Energy exceeded the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $1.3 billion. The difference is attributable to proved and unproved oil and natural gas properties, senior notes and equity method goodwill. These amounts are included in “investment in Linn Energy, LLC” on the balance sheet and are amortized over the lives of the related assets and liabilities. Such

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

amortization is included in the equity income from the Company’s investment in LINN Energy. Equity method goodwill is not amortized; however, the investment is reviewed for impairment. Impairment testing is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of March 31, 2014, no impairment had occurred with respect to the Company’s investment in LINN Energy.
Cautionary Statement
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Because substantially all of LinnCo’s assets consist of its interests in LINN Energy’s units, these risks and uncertainties primarily relate to LINN Energy’s business which include the following:

•	business strategy;

•	acquisition strategy;

•	financial strategy;

•	effects of the pending SEC inquiry and other legal proceedings;

•	ability to maintain or grow distributions;

•	drilling locations;

•	oil, natural gas and natural gas liquids (“NGL”) reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results, including results of acquired properties;

•	plans, objectives, expectations and intentions;

•	taxes;

•	cost to integrate Berry, which may be more expensive than anticipated as a result of unexpected factors or events; and

•
integration of the business and operations acquired in the Berry acquisition, which may take longer than anticipated, may be more costly than anticipated and may have an unanticipated adverse effect on LINN Energy’s business.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on LINN Energy and Company expectations, which reflect estimates and assumptions made by LINN Energy and Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2013, and elsewhere in the Annual Report. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The nature of the Company’s business and operations is such that no activities or transactions are conducted or entered into by the Company that would require it to have a discussion under this item.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

For a discussion of these matters as they pertain to LINN Energy, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of LINN Energy’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as activities of LINN Energy have an impact on the Company’s results of operations and financial position.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.
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
There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2014 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 1.    Legal Proceedings
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
On July 10, 2013, Judy Mesirov, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against Mark E. Ellis, Kolja Rockov, David B. Rottino, Arden L. Walker, Jr., Charlene A. Ripley, Michael C. Linn, Joseph P. McCoy, George A. Alcorn, Terrence S. Jacobs, David D. Dunlap, Jeffrey C. Swoveland, and Linda M. Stephens in the District Court of Harris County, Texas (the “Mesirov Action”). On July 12, 2013, John Peters, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Peters Action”). On August 26, 2013, Joseph Abdalla, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Abdalla Action”) (the Mesirov Action, Peters Action, and Abdalla Actions together, the “Texas State Court Derivative Actions”). On August 19, 2013, the Charlote J. Lombardo Trust of 2004, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the United States District Court for the Southern District of Texas (the “Lombardo Action”). On September 30, 2013, the Thelma Feldman Rev. Trust, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Feldman Rev. Trust Action”). On October 21, 2013, the Parker Family Trust of 2012, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Parker Family Trust Action”) (the Lombardo Action, Feldman Rev. Trust Action, and Parker Family Trust Action together, the “Texas Federal Court Derivative Actions”) (the Texas State Court Derivative Action and Texas Federal Court Derivative Actions together, the “Texas Derivative Actions”). The Texas Derivative Actions assert derivative claims on behalf of LINN Energy against the individual defendants for alleged breaches of fiduciary duty, waste of corporate assets, mismanagement, abuse of control, and unjust enrichment based on factual allegations similar to those in the Texas Federal Actions and the New

Item 1.    Legal Proceedings - Continued

York Federal Actions. The cases are in their preliminary stages and it is possible that additional similar actions could be filed in the District Court of Harris County, Texas, or in other jurisdictions. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
Item 1A.    Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, results of operations, liquidity or the trading price of our shares are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. As of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 6.    Exhibits

Exhibit Number		Description
31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1*	—	Linn Energy, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LinnCo, LLC
(Registrant)

Date: May 2, 2014	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)