Form 10-Q
period 2014-06-30
LinnCo, LLC
filed 2014-08-08
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Large accelerated filer  ☒      Accelerated filer   ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014, there were 128,544,174 common shares outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
LINNCO, LLC
BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$2,393	$1,045
Accounts receivable – related party	—	11,218
Income taxes receivable	13,324	12,849
Deferred offering costs	15	—
Deferred income tax	723	639
Total current assets	16,455	25,751

Noncurrent assets:
Investment in Linn Energy, LLC	3,355,962	3,639,768
Total noncurrent assets	3,355,962	3,639,768
Total assets	$3,372,417	$3,665,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,903	$11,298
Total current liabilities	1,903	11,298

Noncurrent liabilities:
Income taxes liability	8,983	8,983
Deferred income tax	721,224	757,444
Total noncurrent liabilities	730,207	766,427

Contingencies (Note 8)

Shareholders’ equity:
Voting shares; unlimited shares authorized; 1 share issued and outstanding at June 30, 2014, and December 31, 2013	1	1
Common shares; unlimited shares authorized, 128,544,174 shares and 128,503,236 shares issued and outstanding at June 30, 2014, and December 31, 2013, respectively	3,868,322	3,868,387
Additional paid-in capital	37,878	36,247
Accumulated deficit	(1,265,894)	(1,016,841)
	2,640,307	2,887,794
Total liabilities and shareholders’ equity	$3,372,417	$3,665,519
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)

Equity income (loss) from investment in Linn Energy, LLC	$(66,987)	$57,963	$(97,528)	$36,691
General and administrative expenses	(668)	(2,531)	(1,402)	(14,298)
Loss on transfer of Berry	(1,331)	—	(1,331)	—
Income (loss) before income taxes	(68,986)	55,432	(100,261)	22,393
Income tax (expense) benefit	25,844	(25,300)	37,635	(10,480)
Net income (loss)	$(43,142)	$30,132	$(62,626)	$11,913

Net income (loss) per share, basic and diluted	$(0.34)	$0.87	$(0.49)	$0.34

Weighted average shares outstanding	128,510	34,788	128,507	34,788

Dividends declared per share	$0.725	$0.725	$1.45	$1.435
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	(in thousands)

December 31, 2013	128,503	$3,868,388	$36,247	$(1,016,841)	$2,887,794
Issuance of common shares	41	(65)	—	—	(65)
Capital contributions from Linn Energy, LLC		—	1,631	—	1,631
Dividends to shareholders		—	—	(186,427)	(186,427)
Net loss		—	—	(62,626)	(62,626)
June 30, 2014	128,544	$3,868,323	$37,878	$(1,265,894)	$2,640,307
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)

Cash flow from operating activities:
Net income (loss)	$(62,626)	$11,913
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity (income) loss from investment in Linn Energy, LLC	97,528	(36,691)
Noncash general and administrative expenses paid by Linn Energy, LLC	1,402	14,298
Loss on transfer of Berry	1,331	—
Deferred income taxes	(37,635)	10,480
Cash distributions received	186,368	50,442
Net cash provided by operating activities	186,368	50,442

Cash flow from financing activities:
Dividends paid to shareholders	(185,020)	(49,920)
Net cash used in financing activities	(185,020)	(49,920)

Net increase in cash and cash equivalents	1,348	522
Cash and cash equivalents:
Beginning	1,045	523
Ending	$2,393	$1,045
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012. LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, Linn Energy, LLC (“LINN Energy”). In connection with the acquisition of Berry Petroleum Company (“Berry”) (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of June 30, 2014, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market under the symbol “LINE.” At June 30, 2014, LINN Energy’s last reported sales price per unit, as reported by NASDAQ, was $32.35 and the Company owned approximately 39% of LINN Energy’s outstanding units.
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
For the three months and six months ended June 30, 2014, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $749,000 and $1.5 million, respectively, all of which had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2014. The expenses for the three months and six months ended June 30, 2014, include approximately $471,000 and $941,000, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. In addition, during the six months ended June 30, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013.
For the three months and six months ended June 30, 2013, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $3 million and $15 million, respectively, of which approximately $8 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2013. The expenses for the three months and six months ended June 30, 2013, included approximately $2 million and $13 million, respectively, of transaction costs related to professional services rendered by third parties in connection with the Berry acquisition. The expenses for the three months and six months ended June 30, 2013, also included approximately $344,000 and $806,000, respectively, related to services provided by LINN

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses). The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At June 30, 2014, the Company owned approximately 39% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
At June 30, 2014, the carrying amount of the Company’s investment in LINN Energy exceeded the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $1.3 billion. The difference is attributable to proved and unproved oil and natural gas properties, senior notes and equity method goodwill. These amounts are included in “investment in Linn Energy, LLC” on the balance sheet and are amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy. Equity method goodwill is not amortized; however, the investment is reviewed for impairment. Impairment testing is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of June 30, 2014, no impairment had occurred with respect to the Company’s investment in LINN Energy.
Note 2 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN Energy. At June 30, 2014, LinnCo’s issued capitalization consisted of $3.9 billion in shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of shares and voting shares. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.

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
The following unaudited pro forma financial information presents a summary of the Company’s results of operations for the three months and six months ended June 30, 2013, assuming the transactions had been completed as of January 1, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands, except per share amounts)

Equity income from investment in Linn Energy, LLC	$147,215	$101,816
Net income	$86,693	$60,421
Net income per share, basic and diluted	$0.67	$0.47
The pro forma condensed combined statements of operations includes adjustments to:

•
Reflect the impact of the transactions on the equity income (loss) from investment in LINN Energy. The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses).

•	Reflect the impact of the transactions on taxes.

•
Exclude transaction costs incurred during the three months and six months ended June 30, 2013, consisting of investment banking fees, legal fees and other acquisition-related transaction costs from the pro forma statements of operations as they reflect nonrecurring charges not expected to have a continuing impact on the combined results.

•	Reflect approximately 93.8 million LinnCo common shares assumed to be issued in conjunction with the transaction on January 1, 2013.
Note 3 – Business
In October 2012, LinnCo completed its IPO. At no time after LinnCo’s formation and prior to the IPO did LinnCo have any operations or own any interest in LINN Energy. After the IPO, LinnCo’s initial sole purpose was to own units in its affiliate, LINN Energy. In connection with the Berry acquisition (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of June 30, 2014, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 4 – Summarized Financial Information for Linn Energy, LLC
Following is summarized statements of operations and balance sheet information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Summarized Linn Energy, LLC Statements of Operations Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Revenues and other	$596,951	$838,825	$1,330,538	$1,207,885
Expenses	(669,919)	(384,581)	(1,347,073)	(865,988)
Other income and (expenses)	(136,849)	(110,216)	(272,965)	(212,218)
Income tax (expense) benefit	1,947	1,129	(3,707)	(6,407)
Net income (loss)	$(207,870)	$345,157	$(293,207)	$123,272

Summarized Linn Energy, LLC Balance Sheets Information

	June 30, 2014	December 31, 2013
	(in thousands)

Current assets	$787,421	$815,940
Noncurrent assets	15,481,243	15,689,024
	16,268,664	16,504,964
Current liabilities	1,058,456	1,252,733
Noncurrent liabilities	10,049,085	9,360,804
Unitholders’ capital	$5,161,123	$5,891,427

Note 5 – Income Taxes
LinnCo is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At June 30, 2014, and December 31, 2013, the majority of the Company’s temporary difference and associated deferred tax benefit resulted from its investment in LINN Energy.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 6 – Distributions and Dividends
The following provides a summary of distributions paid by LINN Energy to LinnCo and dividends paid by LinnCo to its shareholders during the six months ended June 30, 2014:
LINN Energy Distributions to LinnCo

Date Paid	Distributions Per Unit	Total Distributions
		(in millions)

June 2014	$0.2416	$31
May 2014	$0.2416	$31
April 2014	$0.2416	$31
March 2014	$0.2416	$31
February 2014	$0.2416	$31
January 2014	$0.2416	$31

LinnCo Dividends to its Shareholders

Date Paid	Dividends Per Share	Total Dividends
		(in millions)

June 2014	$0.2416	$31
May 2014	$0.2416	$31
April 2014	$0.2416	$31
March 2014	$0.2416	$31
February 2014	$0.2416	$31
January 2014	$0.2416	$31
On July 1, 2014, LINN Energy’s Board declared a cash distribution of $0.725 per unit with respect to the second quarter of 2014, to be paid in three equal monthly installments of $0.2416 per unit. The first monthly distribution with respect to the second quarter of 2014, totaling approximately $31 million, was paid to LinnCo on July 16, 2014.
On July 1, 2014, the Company’s Board declared a cash dividend of $0.725 per common share with respect to the second quarter of 2014, to be paid in three equal monthly installments of $0.2416 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on July 1, 2014. The first monthly dividend with respect to the second quarter of 2014, totaling approximately $31 million, was paid on July 17, 2014, to shareholders of record as of the close of business on July 11, 2014.
Note 7 – Supplemental Disclosures to the Statements of Cash Flows
For the six months ended June 30, 2014, and June 30, 2013, LinnCo incurred and recorded approximately $1.5 million and $15 million, respectively, of general and administrative expenses and certain offering costs, all of which had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2014. Of the expenses and costs incurred for the six months ended June 30, 2013, approximately $8 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2013. In addition, during the six months ended June 30, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013. All of these expenses and costs are paid by LINN Energy on LinnCo’s behalf, and therefore, are accounted for as capital contributions and reflected as noncash transactions by LinnCo.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 8 – Contingencies
In the summer of 2013, several class action complaints were filed in the United States District Court, Southern District of Texas and the United States District Court, Southern District of New York (the “SDNY”) against LINN Energy, LinnCo, certain of their officers and directors and the various underwriters for LinnCo’s initial public offering (these cases were subsequently consolidated in the SDNY (the “Combined Actions”)). These cases collectively asserted claims based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production in its Exchange Act filings and additional claims based on alleged misstatements relating to these issues in the prospectus and registration statement for LinnCo’s initial public offering.
In November 2013, LINN Energy and the other defendants filed a motion to dismiss the Combined Actions. On July 8, 2014, the Court dismissed the plaintiff’s claims with prejudice concluding that the plaintiff failed to demonstrate any material misstatement or omission by LINN Energy or LinnCo.
On July 10, 2013, Judy Mesirov, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against Mark E. Ellis, Kolja Rockov, David B. Rottino, Arden L. Walker, Jr., Charlene A. Ripley, Michael C. Linn, Joseph P. McCoy, George A. Alcorn, Terrence S. Jacobs, David D. Dunlap, Jeffrey C. Swoveland, and Linda M. Stephens in the District Court of Harris County, Texas (the “Mesirov Action”). On July 12, 2013, John Peters, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Peters Action”). On August 26, 2013, Joseph Abdalla, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Abdalla Action”) (the Mesirov Action, Peters Action, and Abdalla Actions together, the “Texas State Court Derivative Actions”). On August 19, 2013, the Charlote J. Lombardo Trust of 2004, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the United States District Court for the Southern District of Texas (the “Lombardo Action”). On September 30, 2013, the Thelma Feldman Rev. Trust, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Feldman Rev. Trust Action”). On October 21, 2013, the Parker Family Trust of 2012, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Parker Family Trust Action”) (the Lombardo Action, Feldman Rev. Trust Action, and Parker Family Trust Action together, the “Texas Federal Court Derivative Actions”) (the Texas State Court Derivative Action and Texas Federal Court Derivative Actions together, the “Texas Derivative Actions”). On May 28, 2014, Bill McKinnon, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “McKinnon Action”) in the Delaware Court of Chancery (the “Delaware Derivative Action”) (the Delaware Derivative Action and the Texas Derivative Actions collectively, the “Derivative Actions”). The Derivative Actions assert derivative claims on behalf of LINN Energy against the individual defendants for alleged breaches of fiduciary duty, waste of corporate assets, mismanagement, abuse of control, and unjust enrichment based on factual allegations similar to those in the Combined Actions. The cases are in their preliminary stages and it is possible that additional similar actions could be filed in the District Court of Harris County, Texas, the Delaware Court of Chancery, or in other jurisdictions. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
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
LinnCo’s success is dependent upon the operation and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.
Business
At no time after LinnCo’s formation and prior to the initial public offering (“IPO”) did LinnCo have any operations or own any interest in LINN Energy. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, LINN Energy. In connection with the acquisition of Berry Petroleum Company (“Berry”) (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of June 30, 2014, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Following is summarized statements of operations information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Linn Energy, LLC

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Revenues and other	$596,951	$838,825	$1,330,538	$1,207,885
Expenses	(669,919)	(384,581)	(1,347,073)	(865,988)
Other income and (expenses)	(136,849)	(110,216)	(272,965)	(212,218)
Income tax (expense) benefit	1,947	1,129	(3,707)	(6,407)
Net income (loss)	$(207,870)	$345,157	$(293,207)	$123,272
General and Administrative Expenses
The Company’s general and administrative expenses are associated with managing the business and affairs of LinnCo. For the three months and six months ended June 30, 2014, LinnCo incurred total general and administrative expenses of approximately $668,000 and $1.4 million, respectively, all of which had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2014. The expenses for the three months and six months ended June 30, 2014, include approximately $471,000 and $941,000, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. In addition, during the six months ended June 30, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013. For the three months and six months ended June 30, 2013, LinnCo incurred total general and administrative expenses of approximately $3 million and $14 million, respectively, of which approximately $8 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2013. Because all general and administrative expenses are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo.
Loss on Transfer of Berry
The loss on transfer of Berry of approximately $1 million for the three months and six months ended June 30, 2014, reflects acquisition accounting adjustments to the fair value of the assets acquired and liabilities assumed from Berry that were subsequently transferred to LINN Energy. The adjustments impacted the deferred income taxes assumed by LinnCo in the Berry acquisition that were not transferred to LINN Energy.
Income Tax (Expense) Benefit
Income tax benefit of approximately $26 million and $38 million, respectively, for the three months and six months ended June 30, 2014, and income tax expense of approximately $25 million and $10 million, respectively, for the three months and six months ended June 30, 2013, are based on the Company’s net income (loss) for the periods, primarily associated with equity income (loss) from its investment in LINN Energy.
Liquidity and Capital Resources
The Company’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO and (2) voting shares, 100% of which are held by LINN Energy. At June 30, 2014, LinnCo’s issued capitalization consisted of $3.9 billion in common shares representing limited liability company interests (“shares”) and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.

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
Distributions and Dividends
Within five (5) business days after receiving a cash distribution related to its interest in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), if any, as dividends to its shareholders. The following provides a summary of dividends paid by the Company during the six months ended June 30, 2014:

Date Paid	Dividends Per Share	Total Dividends
		(in millions)

June 2014	$0.2416	$31
May 2014	$0.2416	$31
April 2014	$0.2416	$31
March 2014	$0.2416	$31
February 2014	$0.2416	$31
January 2014	$0.2416	$31
On July 1, 2014, LINN Energy’s Board declared a cash distribution of $0.725 per unit with respect to the second quarter of 2014, to be paid in three equal monthly installments of $0.2416 per unit. The first monthly distribution with respect to the second quarter of 2014, totaling approximately $31 million, was paid to LinnCo on July 16, 2014.
On July 1, 2014, the Company’s Board declared a cash dividend of $0.725 per common share with respect to the second quarter of 2014, to be paid in three equal monthly installments of $0.2416 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on July 1, 2014. The first monthly dividend with respect to the second quarter of 2014, totaling approximately $31 million, was paid on July 17, 2014, to shareholders of record as of the close of business on July 11, 2014.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses). The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At June 30, 2014, the Company owned approximately 39% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
At June 30, 2014, the carrying amount of the Company’s investment in LINN Energy exceeded the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $1.3 billion. The difference is attributable to proved and unproved oil and natural gas properties, senior notes and equity method goodwill. These amounts are included in “investment in Linn Energy, LLC” on the balance sheet and are amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy. Equity method goodwill is not amortized; however, the investment is reviewed for impairment. Impairment testing is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of June 30, 2014, no impairment had occurred with respect to the Company’s investment in LINN Energy.
Cautionary Statement
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Because substantially all of LinnCo’s assets consist of its interests in LINN Energy’s units, these risks and uncertainties primarily relate to LINN Energy’s business which include the following:

•	business strategy;

•	acquisition strategy;

•	financial strategy;

•	effects of the pending SEC inquiry and other legal proceedings;

•	ability to maintain or grow distributions;

•	drilling locations;

•	oil, natural gas and natural gas liquids (“NGL”) reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results, including results of acquired properties;

•	plans, objectives, expectations and intentions;

•	taxes; and

•
integration of acquired businesses and operations, which may take longer than anticipated, may be more costly than anticipated as a result of unexpected factors or events and may have an unanticipated adverse effect on LINN Energy’s business.

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
For a discussion of these matters as they pertain to LINN Energy, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as activities of LINN Energy have an impact on the Company’s results of operations and financial position.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.
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
There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2014 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
In the summer of 2013, several class action complaints were filed in the United States District Court, Southern District of Texas and the United States District Court, Southern District of New York (the “SDNY”) against LINN Energy, LinnCo, certain of their officers and directors and the various underwriters for LinnCo’s initial public offering (these cases were subsequently consolidated in the SDNY (the “Combined Actions”)). These cases collectively asserted claims based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production in its Exchange Act filings and additional claims based on alleged misstatements relating to these issues in the prospectus and registration statement for LinnCo’s initial public offering.
In November 2013, LINN Energy and the other defendants filed a motion to dismiss the Combined Actions. On July 8, 2014, the Court dismissed the plaintiff’s claims with prejudice concluding that the plaintiff failed to demonstrate any material misstatement or omission by LINN Energy or LinnCo.
On July 10, 2013, Judy Mesirov, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against Mark E. Ellis, Kolja Rockov, David B. Rottino, Arden L. Walker, Jr., Charlene A. Ripley, Michael C. Linn, Joseph P. McCoy, George A. Alcorn, Terrence S. Jacobs, David D. Dunlap, Jeffrey C. Swoveland, and Linda M. Stephens in the District Court of Harris County, Texas (the “Mesirov Action”). On July 12, 2013, John Peters, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Peters Action”). On August 26, 2013, Joseph Abdalla, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Abdalla Action”) (the Mesirov Action, Peters Action, and Abdalla Actions together, the “Texas State Court Derivative Actions”). On August 19, 2013, the Charlote J. Lombardo Trust of 2004, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the United States District Court for the Southern District of Texas (the “Lombardo Action”). On September 30, 2013, the Thelma Feldman Rev. Trust, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Feldman Rev. Trust Action”). On October 21, 2013, the Parker Family Trust of 2012, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Parker Family Trust Action”) (the Lombardo Action, Feldman Rev. Trust Action, and Parker Family Trust Action together, the “Texas Federal Court Derivative Actions”) (the Texas State Court Derivative Action and Texas Federal Court Derivative Actions together, the “Texas Derivative Actions”). On May 28, 2014, Bill McKinnon, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “McKinnon Action”) in the Delaware Court of Chancery (the “Delaware Derivative Action”) (the Delaware Derivative Action and the Texas Derivative Actions collectively, the “Derivative Actions”). The Derivative Actions assert derivative claims on behalf of LINN Energy against the individual defendants for alleged breaches of fiduciary duty, waste of corporate assets, mismanagement, abuse of control, and unjust enrichment based on factual allegations similar to those in the Combined Actions. The cases are in their preliminary stages and it is possible that additional similar actions could be filed in the District Court of Harris County, Texas, the Delaware Court of Chancery, or in other jurisdictions. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
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

Item 1A.    Risk Factors - Continued

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
We entered into a contribution agreement with LINN Energy with respect to the issuance of LINN Energy units to us in connection with the transfer by us of Berry Petroleum Company (“Berry”) to LINN Energy. Under the contribution agreement, at the end of each calendar year 2014 and 2015, we and LINN Energy will work in good faith to evaluate whether, in addition to any distribution to which we are entitled with respect to LINN Energy units we own, LINN Energy will make one or more special distributions to us solely out of funds available to make “operating cash flow distributions” (as such term is defined in Treasury Regulations Section 1.707-4(b)(2)) to reasonably compensate us for the actual increase in tax liability to us, if any, resulting from the allocation of depreciation, depletion and amortization and other cost recovery deductions using the “remedial allocation method” pursuant to Treasury Regulations Section 1.704-3(d), with respect to the assets acquired in the transfer. The transaction is not currently expected to give rise to any additional tax liability for us for the next two years over and above our current estimates.
The total tax liabilities generated from the remedial allocation will be recognized over the remaining life of the underlying assets, which could extend beyond 50 years. The total deferred income tax liabilities impact from the transactions is estimated to be approximately $871 million (included in the total approximate $721 million of net deferred income tax liabilities shown on the balance sheet). These tax liabilities will be partially deferred when considering the tax shield that we receive with respect to the LINN Energy units we currently own. If we were to sell or otherwise liquidate the LINN Energy units acquired, the deferred tax liabilities of approximately $871 million would be payable.
Further, as noted in LINN Energy’s risk factor related to unitholders’ potential tax obligations, we may be required to pay taxes on our allocated portion of LINN Energy’s taxable income if LINN Energy is unable to divest certain of its higher decline, capital intensive properties and acquire more mature, long-life oil and natural gas properties with lower decline rates in a tax efficient manner or it receives proceeds from the sale of these properties in excess of the purchase price for the acquisition portion of those transactions.
We are subject to statutory tax audits of our income tax returns and our income tax liabilities could be substantially higher than we project after such audits.
We and LINN Energy are subject to statutory tax audits pursuant to federal and state regulations, in particular for tax positions taken by Berry in prior fiscal years. After such audits, the tax authorities may disagree with and disallow certain tax positions that we and LINN Energy have inherited from Berry in the Berry acquisition in 2013. If we and LINN Energy are unable to prevail in an administrative or court proceeding to sustain some or all of the positions taken by Berry, we may be subject to substantial income tax liabilities and corresponding penalties and interest, which may be immediately due. Any adverse decision by the tax authorities or in an administrative or court proceeding may result in our reducing or eliminating our cash dividend for a period of time, which could be lengthy, to reserve cash to fund any such potential or actual income tax liabilities.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In August 2014, the Board of Directors of the Company authorized the repurchase of up to $250 million of the Company’s outstanding shares from time to time on the open market or in negotiated purchases. The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. The Company did not repurchase any shares during the six months ended June 30, 2014.

Item 6.    Exhibits

Exhibit Number		Description
31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1*	—	Linn Energy, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LinnCo, LLC
(Registrant)

Date: August 8, 2014	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)