Form 10-Q
period 2014-09-30
LinnCo, LLC
filed 2014-11-05
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Large accelerated filer  ☒      Accelerated filer   ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were 128,544,174 common shares outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
LINNCO, LLC
BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$570	$1,045
Accounts receivable – related party	156	11,218
Income taxes receivable	17,329	12,849
Deferred offering costs	15	—
Deferred income tax	368	639
Total current assets	18,438	25,751

Noncurrent assets:
Investment in Linn Energy, LLC	3,434,992	3,639,768
Total noncurrent assets	3,434,992	3,639,768
Total assets	$3,453,430	$3,665,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236	$11,298
Total current liabilities	236	11,298

Noncurrent liabilities:
Income taxes liability	7,716	8,983
Deferred income tax	780,086	757,444
Total noncurrent liabilities	787,802	766,427

Contingencies (Note 7)

Shareholders’ equity:
Voting shares; unlimited shares authorized; 1 share issued and outstanding at September 30, 2014, and December 31, 2013	1	1
Common shares; unlimited shares authorized, 128,544,174 shares and 128,503,236 shares issued and outstanding at September 30, 2014, and December 31, 2013, respectively	3,868,322	3,868,387
Additional paid-in capital	38,522	36,247
Accumulated deficit	(1,241,453)	(1,016,841)
	2,665,392	2,887,794
Total liabilities and shareholders’ equity	$3,453,430	$3,665,519
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)

Equity income (loss) from investment in Linn Energy, LLC	$172,200	$(667)	$74,672	$36,024
General and administrative expenses	(644)	(635)	(2,046)	(14,933)
Gain on transfer of Berry	9,830	—	8,499	—
Income (loss) before income taxes	181,386	(1,302)	81,125	21,091
Income tax (expense) benefit	(63,776)	3,908	(26,141)	(6,572)
Net income	$117,610	$2,606	$54,984	$14,519

Net income per share, basic and diluted	$0.91	$0.07	$0.43	$0.42

Weighted average shares outstanding	128,544	34,788	128,519	34,788

Dividends declared per share	$0.725	$0.725	$2.175	$2.16
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	(in thousands)

December 31, 2013	128,503	$3,868,388	$36,247	$(1,016,841)	$2,887,794
Issuance of common shares	41	(65)	—	—	(65)
Capital contributions from Linn Energy, LLC		—	2,275	—	2,275
Dividends to shareholders		—	—	(279,596)	(279,596)
Net income		—	—	54,984	54,984
September 30, 2014	128,544	$3,868,323	$38,522	$(1,241,453)	$2,665,392
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)

Cash flow from operating activities:
Net income	$54,984	$14,519
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from investment in Linn Energy, LLC	(74,672)	(36,024)
Noncash general and administrative expenses paid by Linn Energy, LLC	2,046	14,933
Gain on transfer of Berry	(8,499)	—
Deferred income taxes	26,141	6,572
Decrease in accounts payable	(475)	—
Cash distributions received	279,537	75,656
Net cash provided by operating activities	279,062	75,656

Cash flow from financing activities:
Dividends paid to shareholders	(279,537)	(75,134)
Net cash used in financing activities	(279,537)	(75,134)

Net increase (decrease) in cash and cash equivalents	(475)	522
Cash and cash equivalents:
Beginning	1,045	523
Ending	$570	$1,045
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012, that completed its initial public offering (“IPO”) in October 2012. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, Linn Energy, LLC (“LINN Energy”). In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”) (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of September 30, 2014, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market under the symbol “LINE.” At September 30, 2014, LINN Energy’s last reported sales price per unit, as reported by NASDAQ, was $30.14 and the Company owned approximately 39% of LINN Energy’s outstanding units.
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
For the three months and nine months ended September 30, 2014, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $644,000 and $2.1 million, respectively, of which approximately $1.9 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2014. The expenses for the three months and nine months ended September 30, 2014, include approximately $470,000 and $1.4 million, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. In addition, during the nine months ended September 30, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013.
For the three months and nine months ended September 30, 2013, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $1 million and $15 million, respectively, of which approximately $9 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2013. The expenses for the three months and nine months ended September 30, 2013, included approximately $125,000 and $13 million, respectively, of transaction costs related to

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

professional services rendered by third parties in connection with the Berry acquisition. The expenses for the three months and nine months ended September 30, 2013, also included approximately $403,000 and $1 million, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.
Dividends
Within five business days after receiving a cash distribution related to its interests in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), if any, as dividends to its shareholders. The amount of the tax reserve is calculated on a quarterly basis and is determined based on the estimated tax liability for the entire year. The current tax reserve can be increased or reduced, at Company management’s discretion, to account for the over/(under) tax reserve previously recorded. Because the tax reserve is an estimate, upon filing the annual tax returns, if the actual amount of tax due is greater or less than the total amount of tax reserved, the subsequent tax reserve, at Company management’s discretion, could be adjusted accordingly. Any such adjustments are subject to approval by the Company’s Board of Directors (“Board”).
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses). The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At September 30, 2014, the Company owned approximately 39% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
At September 30, 2014, the carrying amount of the Company’s investment in LINN Energy exceeded the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $1.5 billion. The difference is attributable to proved and unproved oil and natural gas properties, senior notes and equity method goodwill. These amounts are included in “investment in Linn Energy, LLC” on the balance sheet and are amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy. Equity method goodwill is not amortized; however, the investment is reviewed for impairment. Impairment testing is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of September 30, 2014, no impairment had occurred with respect to the Company’s investment in LINN Energy.
Note 2 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN Energy. At September 30, 2014, LinnCo’s issued capitalization consisted of $3.9 billion in shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of shares and voting shares. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.

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
The gain on transfer of Berry of approximately $10 million and $8 million for the three months and nine months ended September 30, 2014, respectively, reflects acquisition accounting adjustments to the fair value of the assets acquired and liabilities assumed from Berry that were subsequently transferred to LINN Energy. The adjustments impacted the deferred income taxes assumed by LinnCo in the Berry acquisition that were not transferred to LINN Energy.
The following unaudited pro forma financial information presents a summary of the Company’s results of operations for the three months and nine months ended September 30, 2013, assuming the transactions had been completed as of January 1, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands, except per share amounts)

Equity income (loss) from investment in Linn Energy, LLC	$(2,404)	$99,412
Net income	$1,607	$62,028
Net income per share, basic and diluted	$0.01	$0.48
The pro forma condensed combined statements of operations include adjustments to:

•
Reflect the impact of the transactions on the equity income (loss) from investment in LINN Energy. The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses).

•	Reflect the impact of the transactions on taxes.

•	Exclude transaction costs as they reflect nonrecurring charges not expected to have a continuing impact on the combined results.

•	Reflect approximately 93.8 million LinnCo common shares assumed to be issued in conjunction with the transaction on January 1, 2013.
Note 3 – Summarized Financial Information for Linn Energy, LLC
Following is summarized statements of operations and balance sheet information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Summarized Linn Energy, LLC Statements of Operations Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)

Revenues and other	$1,435,115	$494,562	$2,765,653	$1,702,447
Expenses	(1,284,354)	(421,630)	(2,631,427)	(1,287,618)
Other income and (expenses)	(155,894)	(107,398)	(428,859)	(319,616)
Income tax (expense) benefit	1,033	4,406	(2,674)	(2,001)
Net income (loss)	$(4,100)	$(30,060)	$(297,307)	$93,212

Summarized Linn Energy, LLC Balance Sheets Information

	September 30, 2014	December 31, 2013
	(in thousands)

Current assets	$2,949,590	$815,940
Noncurrent assets	15,977,404	15,689,024
	18,926,994	16,504,964
Current liabilities	2,457,022	1,252,733
Noncurrent liabilities	11,537,839	9,360,804
Unitholders’ capital	$4,932,133	$5,891,427

Note 4 – Income Taxes
LinnCo is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At September 30, 2014, and December 31, 2013, the majority of the Company’s temporary difference and associated deferred tax expense resulted from its investment in LINN Energy.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 5 – Distributions and Dividends
The following provides a summary of distributions paid by LINN Energy to LinnCo and dividends paid by LinnCo to its shareholders during the nine months ended September 30, 2014:
LINN Energy Distributions to LinnCo

Date Paid	Distributions Per Unit	Total Distributions
		(in millions)

September 2014	$0.2416	32
August 2014	$0.2416	31
July 2014	$0.2416	31
June 2014	$0.2416	31
May 2014	$0.2416	31
April 2014	$0.2416	31
March 2014	$0.2416	31
February 2014	$0.2416	31
January 2014	$0.2416	31

LinnCo Dividends to its Shareholders

Date Paid	Dividends Per Share	Total Dividends
		(in millions)

September 2014	$0.2416	32
August 2014	$0.2416	31
July 2014	$0.2416	31
June 2014	$0.2416	31
May 2014	$0.2416	31
April 2014	$0.2416	31
March 2014	$0.2416	31
February 2014	$0.2416	31
January 2014	$0.2416	31
On October 1, 2014, LINN Energy’s Board declared a cash distribution of $0.725 per unit with respect to the third quarter of 2014, to be paid in three equal monthly installments of $0.2416 per unit. The first monthly distribution with respect to the third quarter of 2014, totaling approximately $31 million, was paid to LinnCo on October 16, 2014.
On October 1, 2014, the Company’s Board declared a cash dividend of $0.725 per common share with respect to the third quarter of 2014, to be paid in three equal monthly installments of $0.2416 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on October 1, 2014. The first monthly dividend with respect to the third quarter of 2014, totaling approximately $31 million, was paid on October 17, 2014, to shareholders of record as of the close of business on October 13, 2014.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 6 – Supplemental Disclosures to the Statements of Cash Flows
For the nine months ended September 30, 2014, LinnCo incurred and recorded approximately $2.1 million of general and administrative expenses and certain offering costs, of which approximately $1.9 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2014. For the nine months ended September 30, 2013, LinnCo incurred and recorded approximately $15 million of general and administrative expenses and certain offering costs, of which approximately $9 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2013. In addition, during the nine months ended September 30, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013. All of these expenses and costs are paid by LINN Energy on LinnCo’s behalf, and therefore, are accounted for as capital contributions and reflected as noncash transactions by LinnCo.
Note 7 – Contingencies
In 2013, several class action complaints were filed and ultimately consolidated in the United States District Court, Southern District of New York (the “Federal Actions”) against LINN Energy, LinnCo, certain of their officers and directors and the various underwriters for LinnCo’s initial public offering. These cases collectively asserted claims based on allegations that LINN Energy made false or misleading statements relating to its (i) hedging strategy, (ii) the cash flow available for distribution to unitholders, and (iii) LINN Energy’s energy production in its Exchange Act filings; and additional claims based on alleged misstatements relating to these issues in the prospectus and registration statement for LinnCo’s initial public offering. Several derivative actions were also filed in federal and state court in Texas, and in the Delaware Court of Chancery (the “Derivative Actions”) asserting derivative claims on behalf of LINN Energy against the individual officers and directors for alleged breaches of fiduciary duty, waste of corporate assets, mismanagement, abuse of control, and unjust enrichment based on factual allegations similar to those in the Federal Actions.
In July 2014, the Court dismissed the claims of the plaintiffs in the Federal Actions with prejudice, concluding that the plaintiffs failed to demonstrate any material misstatement or omission by LINN Energy or LinnCo, or their officers and directors. The plaintiffs in the Federal Action did not appeal the Court’s dismissal, and the appeals deadline has now passed. The plaintiffs in the Derivative Actions subsequently have dismissed their claims without prejudice.
Note 8 – SEC Inquiry
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
LinnCo’s success is dependent upon the operation and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.
Business
At no time after LinnCo’s formation and prior to the initial public offering (“IPO”) did LinnCo have any operations or own any interest in LINN Energy. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, LINN Energy. In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”) (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of September 30, 2014, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy.
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
Results of Operations
Equity Income (Loss) from Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity income (loss) consists of its share of LINN Energy’s earnings attributed to the units the Company owns as well as the amortization of the excess of the Company’s investment in LINN Energy over LINN Energy’s underlying net assets attributable to certain assets and liabilities. As a result of acquiring additional LINN Energy units in exchange for the transfer of Berry, the Company increased its ownership of LINN Energy’s outstanding units from approximately 15% to approximately 39% (see Berry Acquisition above). The percentage ownership of LINN Energy could continue to change due to the Company’s ownership of additional units or other issuances or repurchases of units by LINN Energy.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Following is summarized statements of operations information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Linn Energy, LLC

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)

Revenues and other	$1,435,115	$494,562	$2,765,653	$1,702,447
Expenses	(1,284,354)	(421,630)	(2,631,427)	(1,287,618)
Other income and (expenses)	(155,894)	(107,398)	(428,859)	(319,616)
Income tax (expense) benefit	1,033	4,406	(2,674)	(2,001)
Net income (loss)	$(4,100)	$(30,060)	$(297,307)	$93,212
General and Administrative Expenses
The Company’s general and administrative expenses are associated with managing the business and affairs of LinnCo. For the three months and nine months ended September 30, 2014, LinnCo incurred total general and administrative expenses of approximately $644,000 and $2 million, respectively, of which approximately $1.9 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2014. The expenses for the three months and nine months ended September 30, 2014, include approximately $470,000 and $1.4 million, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. In addition, during the nine months ended September 30, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013. For the three months and nine months ended September 30, 2013, LinnCo incurred total general and administrative expenses of approximately $635,000 and $15 million, respectively, of which approximately $9 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2013. Because all general and administrative expenses are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo.
Gain on Transfer of Berry
The gain on transfer of Berry of approximately $10 million and $8 million for the three months and nine months ended September 30, 2014, respectively, reflects acquisition accounting adjustments to the fair value of the assets acquired and liabilities assumed from Berry that were subsequently transferred to LINN Energy. The adjustments impacted the deferred income taxes assumed by LinnCo in the Berry acquisition that were not transferred to LINN Energy.
Income Tax (Expense) Benefit
Income tax expense of approximately $64 million and $26 million for the three months and nine months ended September 30, 2014, respectively, and income tax benefit of approximately $4 million and income tax expense of approximately $7 million for the three months and nine months ended September 30, 2013, respectively, are based on the Company’s net income (loss) for the periods, primarily associated with equity income (loss) from its investment in LINN Energy.
Liquidity and Capital Resources
The Company’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO and (2) voting shares, 100% of which are held by LINN Energy. At September 30, 2014, LinnCo’s issued capitalization consisted of $3.9 billion in common shares representing limited liability company interests (“shares”) and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.

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
Distributions and Dividends
Within five business days after receiving a cash distribution related to its interest in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), if any, as dividends to its shareholders. The following provides a summary of dividends paid by the Company during the nine months ended September 30, 2014:

Date Paid	Dividends Per Share	Total Dividends
		(in millions)

September 2014	$0.2416	$32
August 2014	$0.2416	$31
July 2014	$0.2416	$31
June 2014	$0.2416	$31
May 2014	$0.2416	$31
April 2014	$0.2416	$31
March 2014	$0.2416	$31
February 2014	$0.2416	$31
January 2014	$0.2416	$31
On October 1, 2014, LINN Energy’s Board declared a cash distribution of $0.725 per unit with respect to the third quarter of 2014, to be paid in three equal monthly installments of $0.2416 per unit. The first monthly distribution with respect to the third quarter of 2014, totaling approximately $31 million, was paid to LinnCo on October 16, 2014.
On October 1, 2014, the Company’s Board declared a cash dividend of $0.725 per common share with respect to the third quarter of 2014, to be paid in three equal monthly installments of $0.2416 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on October 1, 2014. The first monthly dividend with respect to the third quarter of 2014, totaling approximately $31 million, was paid on October 17, 2014, to shareholders of record as of the close of business on October 13, 2014.
Contingencies
See Part II. Item 1. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.
Critical Accounting Policies and Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based upon the financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and related disclosures of contingent assets and liabilities. These estimates and assumptions are based on

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that are believed to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Actual results may differ from these estimates and assumptions used in the preparation of the financial statements.
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting related to its ownership interest in LINN Energy’s net income (losses). The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At September 30, 2014, the Company owned approximately 39% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
At September 30, 2014, the carrying amount of the Company’s investment in LINN Energy exceeded the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $1.5 billion. The difference is attributable to proved and unproved oil and natural gas properties, senior notes and equity method goodwill. These amounts are included in “investment in Linn Energy, LLC” on the balance sheet and are amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy. Equity method goodwill is not amortized; however, the investment is reviewed for impairment. Impairment testing is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of an investment that is other than temporary. As of September 30, 2014, no impairment had occurred with respect to the Company’s investment in LINN Energy.
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
For a discussion of these matters as they pertain to LINN Energy, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as activities of LINN Energy have an impact on the Company’s results of operations and financial position.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.
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
There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2014 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
In 2013, several class action complaints were filed and ultimately consolidated in the United States District Court, Southern District of New York (the “Federal Actions”) against LINN Energy, LinnCo, certain of their officers and directors and the various underwriters for LinnCo’s initial public offering. These cases collectively asserted claims based on allegations that LINN Energy made false or misleading statements relating to its (i) hedging strategy, (ii) the cash flow available for distribution to unitholders, and (iii) LINN Energy’s energy production in its Exchange Act filings; and additional claims based on alleged misstatements relating to these issues in the prospectus and registration statement for LinnCo’s initial public offering. Several derivative actions were also filed in federal and state court in Texas, and in the Delaware Court of Chancery (the “Derivative Actions”) asserting derivative claims on behalf of LINN Energy against the individual officers and directors for alleged breaches of fiduciary duty, waste of corporate assets, mismanagement, abuse of control, and unjust enrichment based on factual allegations similar to those in the Federal Actions.
In July 2014, the Court dismissed the claims of the plaintiffs in the Federal Actions with prejudice, concluding that the plaintiffs failed to demonstrate any material misstatement or omission by LINN Energy or LinnCo, or their officers and directors. The plaintiffs in the Federal Action did not appeal the Court’s dismissal, and the appeals deadline has now passed. The plaintiffs in the Derivative Actions subsequently have dismissed their claims without prejudice.
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
We entered into a contribution agreement with LINN Energy with respect to the issuance of LINN Energy units to us in connection with the transfer by us of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”) to LINN Energy. Under the contribution agreement, at the end of each calendar year 2014 and 2015, we and LINN Energy will work in good faith to evaluate whether, in addition to any distribution to which we are entitled with respect to LINN Energy units we own, LINN Energy will make one or more special distributions to us solely out of funds available to make “operating cash flow distributions” (as such term is defined in Treasury Regulations Section 1.707-4(b)(2)) to reasonably compensate us for the actual increase in tax liability to us, if any, resulting from the allocation of depreciation, depletion and amortization and other cost recovery deductions using the “remedial allocation method” pursuant to Treasury Regulations Section 1.704-3(d), with

Item 1A.    Risk Factors - Continued

respect to the assets acquired in the transfer. The transaction is not currently expected to give rise to any additional tax liability for us for the next two years over and above our current estimates.
The total tax liabilities generated from the remedial allocation will be recognized over the remaining life of the underlying assets, which could extend beyond 50 years. The total deferred income tax liabilities impact from the transactions is estimated to be approximately $853 million (included in the total approximate $780 million of net deferred income tax liabilities shown on the balance sheet). These tax liabilities will be partially deferred when considering the tax shield that we receive with respect to the LINN Energy units we currently own. If we were to sell or otherwise liquidate the LINN Energy units acquired, the deferred tax liabilities of approximately $853 million would be payable.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In August 2014, the Board of Directors of the Company authorized the repurchase of up to $250 million of the Company’s outstanding shares from time to time on the open market or in negotiated purchases. The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. The Company did not repurchase any shares during the quarter ended September 30, 2014, and at September 30, 2014, the entire amount remained available for share repurchase under the program.

Item 6.    Exhibits

Exhibit Number		Description

31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1*	—	Linn Energy, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LinnCo, LLC
(Registrant)

Date: November 5, 2014	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)