Form 10-K
period 2014-12-31
LinnCo, LLC
filed 2015-02-20
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _______________ to _______________
Commission file number:  001-35695

LinnCo, LLC
(Exact name of registrant as specified in its charter)

Delaware	45-5166623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Travis, Suite 5100 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(281) 840-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares Representing Limited Liability Company Interests	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes ☒ No ☐
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
Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.0 billion on June 30, 2014, based on $31.29 per share, the last reported sales price of the shares on the NASDAQ Global Select Market on such date.
As of January 31, 2015, there were 128,544,174 common shares outstanding.
Documents Incorporated By Reference:
Annual Report on Form 10-K of Linn Energy, LLC for the year ended December 31, 2014.
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders expected to be held on April 21, 2015.

i

Part I

Item 1.    Business
This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and projections as of the date of this filing. These statements by their nature are subject to risks, uncertainties and assumptions and are influenced by various factors. As a consequence, actual results may differ materially from those expressed in the forward-looking statements. For more information, see “Cautionary Statement Regarding Forward-Looking Statements” included at the end of this Item 1. “Business” and see also Item 1A. “Risk Factors.”
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
Overview
LinnCo is a Delaware limited liability company formed on April 30, 2012, under the Delaware Limited Liability Company Act. LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, Linn Energy, LLC (“LINN Energy”). In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”) (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of December 31, 2014, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market under the symbol “LINE.”
LinnCo’s success is dependent upon the operation and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2014, has been included in this filing as Exhibit 99.1 and incorporated herein by reference. At December 31, 2014, the Company owned approximately 39% of LINN Energy’s outstanding units. At December 31, 2014, LINN Energy owned 100% of the Company’s sole voting share and all of the Company’s common shares were held by the public.
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
LINN Energy has agreed to provide to LinnCo, or to pay on LinnCo’s behalf, any legal, accounting, tax advisory, financial advisory and engineering fees, printing costs or other administrative and out-of-pocket expenses incurred by LinnCo, along with any other expenses incurred in connection with any public offering of shares in LinnCo or incurred as a result of being a publicly traded entity. These expenses include costs associated with annual, quarterly and other reports to holders of LinnCo shares, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees. In addition, LINN Energy has agreed to indemnify LinnCo and its officers and directors for damages suffered or costs incurred (other than income taxes payable by LinnCo) in connection with carrying out LinnCo’s activities. Because all general and administrative expenses and certain offering costs are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo for these expenses and costs.

Item 1.    Business - Continued

Recent Developments
In January 2015, LINN Energy’s board of directors approved a reduction of LINN Energy’s distribution to $1.25 per unit, from the previous level of $2.90 per unit, on an annualized basis, and in February 2015 approved a revised 2015 budget which includes a 61% reduction in capital expenditures to approximately $600 million, from approximately $1.6 billion spent in 2014. The 2015 budget contemplates a significantly lower oil price than in 2014, and the reduction of the distribution and capital budget are intended to solidify LINN Energy’s financial position and regain a useful cost of capital. The dividends LinnCo pays are dependent on the cash distributions it receives from LINN Energy; therefore, LinnCo’s board of directors also reduced LinnCo’s dividend to $1.25 per share.
Employees
LinnCo has no employees. The Company has entered into an agreement with LINN Energy to provide the Company with the necessary services and support personnel. For more information, see Note 1 and LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2014, included in this filing as Exhibit 99.1 and incorporated herein by reference.
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
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Because substantially all of LinnCo’s assets consist of its interest in LINN Energy’s units, these risks and uncertainties primarily relate to LINN Energy’s business which include the following:

•	business strategy;

•	acquisition strategy;

•	financial strategy;

•	effects of legal proceedings;

•	ability to maintain or grow distributions;

•	drilling locations;

•	oil, natural gas and natural gas liquids (“NGL”) reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

Item 1.    Business - Continued

•	future operating results, including results of acquired properties;

•	plans, objectives, expectations and intentions;

•	taxes; and

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
The forward-looking statements contained in this Annual Report on Form 10-K are largely based on LINN Energy and Company expectations, which reflect estimates and assumptions made by LINN Energy and Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors listed in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 1A.    Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our shares are described below. This information should be considered carefully, together with other information in this report and other reports and materials we and LINN Energy file with the SEC. Because our only significant assets are the units issued by LINN Energy, our success is dependent solely upon the operation and management of LINN Energy and its resulting performance. The risk factors that affect LINN Energy also affect LinnCo; see “Risk Factors” within LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2014, included in this filing as Exhibit 99.1 and incorporated herein by reference.
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

Item 1A.    Risk Factors - Continued

•	fluctuations in its working capital needs;

•	timing and collectibility of receivables;

•	restrictions on distributions contained in its credit facility and the indentures governing its senior notes;

•	prevailing economic conditions;

•	access to credit or capital markets; and

•	the amount of cash reserves established by its board of directors for the proper conduct of its business.
Because of these factors, LINN Energy may not have sufficient available cash each quarter to pay a distribution at the current level or at all. Furthermore, the amount of cash that LINN Energy has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by noncash items. As a result, LINN Energy may be able to make cash distributions during periods when it records net losses and may not be able to make cash distributions during periods when it records net income. Please see “Risk Factors” within LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2014, included in this filing as Exhibit 99.1 and incorporated herein by reference, for a discussion of risks relating to LINN Energy’s business, including factors that could cause LINN Energy to have insufficient cash to make distributions to its unitholders.
LINN Energy may not have sufficient net cash provided by operating activities to pay its distribution at the current distribution level, or at all, and as a result, future dividends to our shareholders may be reduced, suspended or eliminated.
While LINN Energy’s board of directors makes discretionary adjustments to net cash provided by operating activities when declaring a distribution for the current period, if LINN Energy generates insufficient net cash provided by operating activities for a sustained period of time and/or forecasts demonstrate expectations of continued future insufficiencies, LINN Energy’s board of directors may determine to reduce, suspend or eliminate its distribution to its unitholders. Any such reduction in distributions may cause us to reduce, suspend or eliminate our dividends, and the trading price of our shares may decline. Factors that may cause LINN Energy to generate net cash provided by operating activities that is insufficient to pay its current distribution to its unitholders include, among other things, the following:

•
Unhedged oil production: LINN Energy’s expected oil production for 2015 is approximately 70% hedged at approximately $94 per Bbl and 2016 is approximately 65% hedged at approximately $90 per Bbl. As a result, a meaningful portion of LINN Energy’s expected oil production for 2015 and 2016 remains unhedged and subject to fluctuating market prices. If LINN Energy is ultimately unable to hedge additional expected oil production volumes for 2015 and beyond, it will be subject to further potential commodity price volatility, which may result in lower than expected net cash provided by operating activities. Consequently, LINN Energy’s board of directors may determine to reduce, suspend or eliminate future distributions to its unitholders.

•
Reduced capital expenditures: As previously announced, LINN Energy has approved a 2015 budget which includes a 61% reduction in capital expenditures to approximately $600 million, from approximately $1.6 billion spent in 2014. If LINN Energy’s capital program continues to be limited or is further reduced in the future, its production volumes and revenues may be lower than expected, net cash provided by operating activities could be insufficient to pay its current distribution to unitholders, and LINN Energy’s board of directors may determine to reduce, suspend or eliminate future distributions to its unitholders.

•
Liquidity position: LINN Energy’s liquidity is dependent on many factors, including availability under its credit facilities, and cost and access to capital and credit markets, which are affected by the price and performance of its equity and debt securities. If the borrowing bases under LINN Energy’s credit facilities are reduced and it is otherwise unable to maintain its current liquidity position, LINN Energy may no longer have the financial flexibility to manage its business, including funding its planned capital expenditures, and LINN Energy’s board of directors may determine to reduce, suspend or eliminate future distributions to its unitholders.

•
Ability to consummate accretive acquisitions: Accretive acquisitions are an integral component of LINN Energy’s business strategy. When cash flows are expected to be lower as a result of weak commodity prices on unhedged volumes, under-performance of assets, or declining contract prices on hedged volumes, LINN Energy seeks to make accretive acquisitions of oil and natural gas properties to cover potential shortfalls in net cash provided by operating activities in order to maintain its distribution level. As a result of the effect of weakened commodity prices on the

Item 1A.    Risk Factors - Continued

price of its equity and debt securities, LINN Energy may be limited in its ability to access the capital markets at an acceptable cost or at all; thus, its ability to make accretive acquisitions may be limited, in which case LINN Energy’s board of directors may determine to reduce, suspend or eliminate future distributions to its unitholders.
As a result of these and other factors, the amount of cash LINN Energy may distribute to its unitholders in the future may be significantly less than the current distribution level or the distribution may be reduced, suspended or eliminated. Further, if LINN Energy reduces its distributions to its unitholders, our board of directors will be required by our limited liability company agreement to reduce the cash dividend to our shareholders to be equal to 100% of such distribution, net of reserves for income taxes payable by us as determined by our board of directors.
The borrowing bases under LINN Energy’s credit facilities are subject to redetermination and any reduction in either borrowing base may result in LINN Energy having to repay indebtedness under its credit facilities earlier than anticipated, potentially causing future distributions to its unitholders to be reduced, suspended or eliminated.
Each of LINN Energy’s credit facilities is subject to scheduled redeterminations of its borrowing base, based primarily on reserve reports using lender commodity price expectations at such time, semi-annually in April and October. Additionally the lenders under LINN Energy’s credit facilities have the ability to request an interim redetermination of the borrowing base once per calendar year or once between scheduled redeterminations, depending on the credit facility. If current low commodity prices continue through such redetermination events, the borrowing base under either of LINN Energy’s credit facilities may be reduced. Upon any such potential reduction, any outstanding indebtedness in excess of the new borrowing base may become due within a short time span or LINN Energy must pledge other properties as additional collateral. LINN Energy currently has limited unpledged properties.
In particular, because one of LINN Energy’s credit facilities is effectively fully drawn, any such reduction in that credit facility’s borrowing base may require LINN Energy to make mandatory prepayments under the credit facility to the extent existing indebtedness under the credit facility exceeds the new borrowing base or LINN Energy may choose to post restricted cash on its subsidiary’s behalf, reducing its liquidity position. If LINN Energy is required to repay indebtedness under either of its credit facilities earlier than anticipated due to a borrowing base redetermination, it may be necessary to use cash that would otherwise be available for capital expenditures or distributions to its unitholders to repay such indebtedness. As a result of this, future distributions to its unitholders may be reduced, suspended or eliminated. Further, if LINN Energy reduces its distributions to its unitholders, our board of directors will be required by our limited liability company agreement to reduce the cash dividend to our shareholders to be equal to 100% of such distribution, net of reserves for income taxes payable by us as determined by our board of directors. In addition, any failure of LINN Energy to repay indebtedness in excess of its borrowing bases would constitute an event of default under its credit facilities, and could cause a cross-default under its other outstanding indebtedness.
If LINN Energy is unable to replace declines in production, proved developed producing reserves and cash flow from discretionary reductions for a portion of its oil and natural gas development costs, its net cash provided by operating activities could be reduced, which could adversely affect its ability to pay a distribution at the current level or at all.
In determining the amount of cash that LINN Energy distributes to unitholders, LINN Energy’s board of directors establishes at the end of each year an amount of capital expenditures for the next year (which it refers to as discretionary reductions for a portion of oil and natural gas development costs) with the objective of replacing proved developed producing reserves, current production and cash flow, taking into consideration its overall commodity mix. LINN Energy’s management evaluates all of these objectives as part of the decision-making process to determine the discretionary reductions for a portion of oil and natural gas development costs for the year, although every objective may not be met in each year. Furthermore, there may be certain years in which commodity prices and other economic conditions do not merit capital spending at a level sufficient to accomplish any of these objectives.
In determining this portion of oil and natural gas development costs (which may include estimated drilling and development costs associated with projects to convert a portion of non-producing reserves to producing status but does not include the historical cost of acquired properties as those amounts have already been spent in prior periods and were financed primarily with external sources of funding), LINN Energy’s management evaluates historical results of its drilling and development activities based on periodically revised and updated information from past years to assess the costs, adequacy and effectiveness of such activities and future assumptions regarding cost trends, production and decline rates and reserve

Item 1A.    Risk Factors - Continued

recoveries. However, LINN Energy’s management does not conduct an analysis to evaluate historical amounts of capital actually spent on such drilling and development activities. LINN Energy’s ability to pursue projects with the intent to replace proved developed producing reserves, current production and cash flow through drilling and development activities is limited to its inventory of development opportunities on its existing acreage position. LINN Energy’s management’s estimate of this discretionary portion of its oil and natural gas development costs does not include the historical acquisition cost of projects pursued during the year or the acquisition of new oil and natural gas reserves. Moreover, LINN Energy’s assumptions regarding costs, production and decline rates and reserve recoveries may prove incorrect. After establishing the amount of discretionary reductions for a portion of oil and natural gas development costs, if LINN Energy does not fully replace proved developed producing reserves, current production and cash flow, its net cash provided by operating activities could be reduced, which could adversely affect its ability to pay a distribution at the current level or at all. Furthermore, LINN Energy’s existing reserves, inventory of drilling locations and production levels will decline over time as a result of development and production activities. Consequently, if LINN Energy were to limit its total capital expenditures to this discretionary portion of its oil and natural gas development costs and not complete acquisitions of new reserves, total reserves would decrease over time, resulting in an inability to sustain production at current levels, which could adversely affect its ability to pay a distribution at the current level or at all, and consequently our ability to pay a dividend at the current level or at all.
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
We entered into a contribution agreement with LINN Energy with respect to the issuance of LINN Energy units to us in connection with the transfer by us of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”) to LINN Energy. Under the contribution agreement, at the end of calendar year 2015, we and LINN Energy will work in good faith to evaluate whether, in addition to any distribution to which we are entitled with respect to LINN Energy units we own, LINN Energy will make one or more special distributions to us solely out of funds available to make “operating cash flow distributions” (as such term is defined in Treasury Regulations Section 1.707-4(b)(2)) to reasonably compensate us for the actual increase in tax liability to us, if any, resulting from the allocation of depreciation, depletion and amortization and other cost recovery deductions using the “remedial allocation method” pursuant to Treasury Regulations Section 1.704-3(d), with respect to the assets acquired in the transfer. The transaction is not currently expected to give rise to any additional tax liability for us over and above our current estimates.
The total tax liabilities generated from the remedial allocation will be recognized over the remaining life of the underlying assets, which could extend beyond 50 years. The total deferred income tax liabilities impact from the transactions is estimated to be approximately $882 million (included in the total approximate $14 million of net deferred income tax liabilities shown on the balance sheet at December 31, 2014). These tax liabilities will be partially deferred when considering the tax shield that we receive with respect to the LINN Energy units we currently own. If we were to sell or otherwise liquidate the LINN Energy units acquired, the deferred tax liabilities of approximately $882 million would be payable.

Item 1A.    Risk Factors - Continued

We are subject to statutory tax audits of our income tax returns and our income tax liabilities could be substantially higher than we project after such audits.
We and LINN Energy are subject to statutory tax audits pursuant to federal and state regulations, in particular for tax positions taken by Berry in prior fiscal years. After such audits, the tax authorities may disagree with and disallow certain tax positions that we and LINN Energy have inherited from Berry in the 2013 Berry acquisition. If we and LINN Energy are unable to prevail in an administrative or court proceeding to sustain some or all of the positions taken by Berry, we may be subject to substantial income tax liabilities and corresponding penalties and interest, which may be immediately due. Any adverse decision by the tax authorities or in an administrative or court proceeding may result in our reducing or eliminating our cash dividend for a period of time, which could be lengthy, to reserve cash to fund any such potential or actual income tax liabilities.
If the assumptions we used to estimate income taxes are incorrect, our income tax liabilities could be substantially higher than we project.
Events inconsistent with our assumptions could cause our income tax liabilities to be substantially higher than estimated and could therefore cause our dividends to be substantially lower than the distributions on LINN Energy units. For example, distributions that we receive with respect to our LINN Energy units that exceed the net income allocated to us by LINN Energy with respect to those units decrease our tax basis in those units. When our tax basis in our LINN Energy units is reduced to zero and any loss or other carryovers are fully utilized, the distributions we receive from LINN Energy in excess of net income allocated to us by LINN Energy will effectively be fully taxable to us, without any deductions.
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

Item 1A.    Risk Factors - Continued

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
We cannot predict whether our shares will trade at a discount or premium to the trading price of LINN Energy units. If we incur substantial corporate income tax liabilities on income allocated to us by LINN Energy with respect to LINN Energy units we own, the cash dividends you receive per share will be substantially less than the cash distributions per unit that we receive from LINN Energy. In addition, in the event of a merger, tender offer, going private transaction or sale of all or substantially all of our assets (“Terminal Transaction”) the net proceeds you receive from us per share may, as a result of our corporate income tax liabilities on the transaction and other factors, be substantially lower than the net proceeds per unit received by a direct LINN Energy unitholder. As a result of these considerations, our shares may trade at a substantial discount to the trading price of LINN Energy units.

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
LINN Energy may experience difficulties in integrating assets it acquires from third parties, which could cause LINN Energy to fail to realize many of the anticipated potential benefits of those acquisitions.
As part of LINN Energy’s previously announced plan to divest certain of its higher decline, capital intensive properties for more mature, long-life oil and natural gas properties with lower decline rates, LINN Energy acquired oil and natural gas properties throughout its various operating regions. Achieving the anticipated benefits of these acquisitions will depend in part on whether LINN Energy is able to integrate these assets in an efficient and effective manner. LINN Energy may not be able to accomplish this integration process smoothly or successfully. The difficulties of integrating these assets with its business potentially will include, among other things, the necessity of coordinating geographically separated assets and addressing possible differences incorporating cultures and management philosophies of employees associated with these assets, and the integration of certain operations, data systems and processes, which may require the dedication of significant management resources and which may temporarily distract LINN Energy management’s attention from its day-to-day business.
An inability to realize the full extent of the anticipated benefits of these acquisitions, as well as any delays encountered in the transition process, could have an adverse effect on the revenues, level of expenses and operating results of LINN Energy, which may affect its cash available for distribution, and consequently our ability to pay a dividend at the current level or at all.
LINN Energy may be unable to retain key employees.
Our future success and the success of LINN Energy will depend in part on LINN Energy’s ability to retain key employees. During 2014, LINN Energy acquired several new properties and hired employees associated with those properties. Additionally, in the fourth quarter of 2014, commodity prices decreased significantly. Key employees of LINN Energy may depart because of issues relating to the uncertainty and difficulty of integration or during times of commodity price volatility. Accordingly, no assurance can be given that LINN Energy will be able to retain key employees to the same extent as in the past.
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
Upon a liquidation of LINN Energy, LINN Energy unitholders will receive distributions in accordance with the positive balances in their respective capital accounts in their units. As a result of the underwriting discount and offering expenses incurred in connection with the initial public offering (“IPO”), we acquired LINN Energy units at a price lower than the market price of LINN Energy units at the time of the IPO. Therefore, our capital account in the LINN Energy units that we own is lower than the capital accounts of other LINN Energy unitholders. Therefore, we would be entitled upon a dissolution

Item 1A.    Risk Factors - Continued

of LINN Energy to a smaller distribution per LINN Energy unit we own than other LINN Energy unitholders, unless adjustments are made to our capital accounts in the LINN Energy units that we own.
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

Item 1A.    Risk Factors - Continued

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
LINN Energy may be subject to material entity-level U.S. federal income tax and state income taxes if it is treated as a corporation, rather than as a partnership, for U.S. federal income tax purposes. Because LINN Energy’s units are publicly traded, Section 7704 of the Internal Revenue Code requires that LINN Energy derive at least 90% of its gross income each year from the marketing of oil and natural gas, or from certain other specified activities, in order to be treated as a partnership for U.S. federal income tax purposes. We believe that LINN Energy has satisfied this requirement and will continue to do so in the future, so we believe LINN Energy is and will be treated as a partnership for U.S. federal income tax purposes. However, we have not obtained a ruling from the U.S. Internal Revenue Service regarding LINN Energy’s treatment as a partnership for U.S. federal income tax purposes. Moreover, current law or the business of LINN Energy may change so as to cause LINN Energy to be treated as a corporation for U.S. federal income tax purposes or otherwise subject LINN Energy to material entity-level U.S. federal income taxes, state income taxes or similar taxes. For example, one recent proposal would be to tax publicly traded partnerships with qualifying income from fossil fuels activities as a corporation. Any modification to current law or interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the requirements for partnership status, affect or cause LINN Energy to change its business activities, change the character or treatment of portions of LINN Energy’s income and adversely affect our investment in LINN Energy units.
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

Item 1A.    Risk Factors - Continued

Also, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships and limited liability companies to entity level taxation through the imposition of state income, franchise or other forms of taxation. For example, LINN Energy may pay Texas franchise tax on its total revenue apportioned to Texas at a maximum effective rate of 0.7%. Imposition of a tax on LINN Energy by any other state would reduce the amount of cash available for distribution to us.
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
In July 2014, the Court dismissed the claims of the plaintiffs in the Federal Actions with prejudice, concluding that the plaintiffs failed to demonstrate any material misstatement or omission by LINN Energy or LinnCo, or their officers and directors. The plaintiffs in the Federal Actions did not appeal the Court’s dismissal, and the appeals deadline has now passed. The plaintiffs in the Derivative Actions subsequently have dismissed their claims without prejudice.
Item 4.    Mine Safety Disclosures
Not applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s shares are listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LNCO” and began trading on October 12, 2012, after pricing of its initial public offering. At the close of business on January 31, 2015, there were approximately 213 shareholders of record.
The following sets forth the range of high and low last reported sales prices per share, as reported by NASDAQ, for the period indicated. In addition, dividends declared during the period are presented.

	Share Price Range		Cash Dividends Declared Per Share (1)
Period	High	Low
2014:
October 1 - December 31	$28.79	$9.16	$0.725
July 1 - September 30	$31.45	$28.84	$0.725
April 1 - June 30	$31.29	$26.91	$0.725
January 1 - March 31	$32.87	$26.35	$0.725
2013:
October 1 - December 31	$33.36	$28.01	$0.725
July 1 - September 30	$37.07	$25.18	$0.725
April 1 - June 30	$42.84	$34.84	$0.725
January 1 - March 31	$40.16	$36.66	$0.71	(2)

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

	October 12, 2012	December 31, 2012	December 31, 2013	December 31, 2014

LinnCo	$100	$96	$89	$34
LINN Energy	$100	$88	$85	$31
Alerian MLP Index	$100	$96	$122	$128
S&P 500 Index	$100	$100	$133	$151
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
Issuer Purchases of Equity Securities
In August 2014, the board of directors of the Company authorized the repurchase of up to $250 million of the Company’s outstanding shares from time to time on the open market or in negotiated purchases. The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. The Company did not repurchase any shares during the year ended December 31, 2014, and as of December 31, 2014, the entire amount remained available for share repurchase under the program.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Continued

There are no securities authorized for issuance under equity compensation plans and no sales of unregistered equity securities during the periods covered by this report.

Item 6.	Selected Financial Data
The selected financial data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,		April 30, 2012 (Inception) To December 31, 2012
	2014	2013
	(in thousands, except per share amounts)
Statement of operations data:
Equity income (loss) from investment in Linn Energy, LLC	$(1,964,999)	$(244,189)	$34,411
General and administrative expenses	(2,818)	(42,089)	(1,230)
Gain (loss) on transfer of Berry	13,673	(718,249)	—
Income tax (expense) benefit	734,684	92,080	(12,528)
Net income (loss)	(1,219,460)	(912,447)	20,653
Net income (loss) per share, basic and diluted	(9.49)	(23.46)	1.92
Dividends declared per share	2.90	2.88	0.71
Weighted average shares outstanding	128,526	38,896	10,747

Cash flow data:
Net cash provided by (used in):
Operating activities	$376,869	$100,870	$25,221
Investing activities	—	—	(1,212,627)
Financing activities	(371,370)	(100,348)	1,187,929

Balance sheet data:
Total assets (1)	$1,368,022	$3,665,519	$1,222,340

(1)
The decrease in 2014 primarily reflects the impairment of LinnCo’s investment in LINN Energy. The increase in 2013 primarily reflects the value of additional LINN Energy units acquired in exchange for the transfer of Berry to LINN Energy.

Selected financial data of LINN Energy is found in Part II, Item 6. “Selected Financial Data” of LINN Energy’s Annual Report on Form 10-K, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as the Company’s results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of LINN Energy.

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
LinnCo’s success is dependent upon the operation and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2014, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.
Business
At no time after LinnCo’s formation and prior to the initial public offering (“IPO”) did LinnCo have any operations or own any interest in LINN Energy. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, LINN Energy. In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”) (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of December 31, 2014, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy.
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
Recent Developments
In January 2015, LINN Energy’s board of directors approved a reduction of LINN Energy’s distribution to $1.25 per unit, from the previous level of $2.90 per unit, on an annualized basis, and in February 2015 approved a revised 2015 budget which includes a 61% reduction in capital expenditures to approximately $600 million, from approximately $1.6 billion spent in 2014. The 2015 budget contemplates a significantly lower oil price than in 2014, and the reduction of the distribution and capital budget are intended to solidify LINN Energy’s financial position and regain a useful cost of capital. The dividends LinnCo pays are dependent on the cash distributions it receives from LINN Energy; therefore, LinnCo’s board of directors also reduced LinnCo’s dividend to $1.25 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Equity Income (Loss) from Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity income (loss) consists of its share of LINN Energy’s earnings attributed to the units the Company owns, the amortization of the difference between the Company’s investment in LINN Energy and LINN Energy’s underlying net assets attributable to certain assets and liabilities, and impairments. As a result of acquiring additional LINN Energy units in exchange for the transfer of Berry, the Company increased its ownership of LINN Energy’s outstanding units from approximately 15% to approximately 39% (see Berry Acquisition above). The percentage ownership of LINN Energy could continue to change due to the Company’s ownership of additional units or other issuances or repurchases of units by LINN Energy.
Impairment testing on the Company’s investment in LINN Energy is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. At December 31, 2014, declines in the quoted market price of LINN Energy, accompanying a reduction of LINN Energy’s distribution and capital budget primarily due to significant decreases in oil prices, were determined by the Company to be other than temporary. Accordingly, the Company reduced the carrying value of its investment to fair value by recording a charge in excess of what would otherwise be recognized by application of the equity method. The carrying value was reduced to fair value using LINN Energy’s quoted market price of $10.13 per unit at December 31, 2014, which is characteristic of a Level 1 fair value measurement. The impairment charge of approximately $2.2 billion is included in “equity income (loss) from investment in Linn Energy, LLC” on the statement of operations. No impairment had occurred with respect to the Company’s investment in LINN Energy for the year ended December 31, 2013, or for the period from April 30, 2012 (inception) to December 31, 2012.
Following is summarized statements of operations information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2014, included in this filing as Exhibit 99.1 and incorporated herein by reference.
Linn Energy, LLC

	Year Ended December 31,		October 17, 2012 To December 31, 2012
	2014	2013
	(in thousands)

Revenues and other	$4,983,303	$2,331,655	$604,701
Expenses	(4,826,624)	(2,590,273)	(578,170)
Other income and (expenses)	(604,051)	(434,918)	(85,464)
Income tax (expense) benefit	(4,437)	2,199	1,697
Net loss	$(451,809)	$(691,337)	$(57,236)
General and Administrative Expenses
The Company’s general and administrative expenses are associated with managing the business and affairs of LinnCo. For the year ended December 31, 2014, LinnCo incurred total general and administrative expenses of approximately $3 million, all of which had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2014. The expenses for the year ended December 31, 2014, include approximately $2 million related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. In addition, during the year ended December 31, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013.
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

Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. For the period from April 30, 2012 (inception) to December 31, 2012, LinnCo incurred total general and administrative expenses of approximately $1 million, all of which had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2012.
Because all general and administrative expenses are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo for these expenses and costs.
Gain (Loss) on Transfer of Berry
The gain on transfer of Berry for the year ended December 31, 2014, reflects acquisition accounting adjustments to the fair value of the assets acquired and liabilities assumed from Berry that were subsequently transferred to LINN Energy. The loss on transfer of Berry for the year ended December 31, 2013, is primarily due to deferred income taxes assumed by LinnCo in the Berry acquisition that were not transferred to LINN Energy and reflects the difference between the fair value of the assets acquired and liabilities assumed from Berry and the fair value of the LINN Energy units received in connection with the transfer. Components of the gain (loss) are as follows (in millions):

	Year Ended December 31,
	2014	2013

Deferred income taxes, net	$14	$(835)
Consideration difference between LinnCo and LINN Energy	—	113
Other taxes	—	4
	$14	$(718)
The loss due to deferred income taxes assumed by LinnCo in the Berry acquisition for the year ended December 31, 2013, was partially offset by a gain related to the difference between the value of consideration exchanged between LinnCo and Berry and LINN Energy and LinnCo. LINN Energy’s unit price of $29.47 per unit exceeded LinnCo’s share price of $28.36 per share on the date of acquisition and both companies issued an equal number of shares or units in the acquisition and subsequent transfer. In addition, the loss for the year ended December 31, 2013, was partially offset by a gain of approximately $4 million which consisted of an income taxes receivable of approximately $13 million and an income taxes liability of approximately $9 million, both also assumed by LinnCo in the Berry acquisition but not transferred to LINN Energy.
Income Tax (Expense) Benefit
Income tax benefit of approximately $735 million and $92 million for the years ended December 31, 2014, and December 31, 2013, respectively, and income tax expense of approximately $13 million for the period from April 30, 2012 (inception) to December 31, 2012, are based on the Company’s net income (loss) for the periods, primarily associated with its equity income (loss) from its investment in LINN Energy, and includes amounts recorded in connection with the Berry acquisition.
Liquidity and Capital Resources
The Company’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO and in connection with the Berry acquisition and (2) voting shares, 100% of which are held by LINN Energy. At December 31, 2014, LinnCo’s issued capitalization consisted of approximately $3.9 billion in common shares representing limited liability company interests (“shares”) and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board of Directors (“Board”) and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
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
At-the-Market Offering Program
In August 2014, the board of directors of the Company authorized an at-the-market offering program pursuant to which the Company may from time to time issue and sell shares having an aggregate offering price of up to $500 million. Sales of shares, if any, will be made through a sales agent by means of ordinary brokers’ transactions, in block transactions, or as otherwise agreed with the agent. The Company expects to use the net proceeds from any sale of the shares to purchase additional LINN Energy units. As of December 31, 2014, no shares had been sold under any such program, and the Company will not be able to issue any shares until an equity distribution agreement is finalized and the appropriate prospectus is filed with the Securities and Exchange Commission.
Distributions and Dividends
Within five business days after receiving a cash distribution related to its interest in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), if any, as dividends to its shareholders. The following provides a summary of dividends paid by the Company during the year ended December 31, 2014:

Date Paid	Dividends Per Share	Total Dividends
		(in millions)

December 2014	$0.2416	$31
November 2014	$0.2416	$31
October 2014	$0.2416	$31
September 2014	$0.2416	$32
August 2014	$0.2416	$31
July 2014	$0.2416	$31
June 2014	$0.2416	$31
May 2014	$0.2416	$31
April 2014	$0.2416	$31
March 2014	$0.2416	$31
February 2014	$0.2416	$31
January 2014	$0.2416	$31
On January 2, 2015, LINN Energy’s Board declared a cash distribution of $0.3125 per unit with respect to the fourth quarter of 2014, to be paid in three equal monthly installments of $0.1042 per unit. The current distribution represents an approximate 57% decrease from the distribution of $0.725 paid for the previous quarter. The first monthly distribution attributable to LinnCo’s interest in LINN Energy, totaling approximately $13 million, was paid to LinnCo on January 15, 2015, and the second monthly distribution, totaling approximately $13 million, was paid to LinnCo on February 17, 2015.
On January 2, 2015, the Company’s Board declared a cash dividend of $0.3125 per common share with respect to the fourth quarter of 2014, to be paid in three equal monthly installments of $0.1042 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on January 2, 2015. The first monthly dividend, totaling approximately $13 million, was paid on January 16, 2015, to shareholders of record as of the close of business on January 12, 2015, and the second monthly dividend, totaling approximately $13 million, was paid on February 18, 2015, to shareholders of record as of the close of business on February 10, 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Contingencies
See Item 3. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.
Critical Accounting Policies and Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based on the financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and related disclosures of contingent assets and liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that are believed to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Actual results may differ from these estimates and assumptions used in the preparation of the financial statements.
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At December 31, 2014, the Company owned approximately 39% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
At December 31, 2014, the carrying amount of the Company’s investment in LINN Energy was less than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $484 million. The difference is attributable to proved and unproved oil and natural gas properties and senior notes. These amounts are included in “investment in Linn Energy, LLC” on the balance sheets and are amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy.
Income Taxes
The Company is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At December 31, 2014, and December 31, 2013, the majority of the Company’s temporary difference and associated deferred tax expense resulted from the Berry acquisition and its investment in LINN Energy.
The Company routinely assesses the realizability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and records a valuation allowance against the deferred tax assets that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making the assessment. The Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. For the year ended December 31, 2014, the Company’s established valuation allowances increased by approximately $3 million due to acquisition accounting adjustments related to the 2013 Berry acquisition. At December 31, 2013, the Company’s established valuation allowances and unrecognized income tax benefits resulted from the Berry acquisition.

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

Item 8.	Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Management’s Report on Internal Control Over Financial Reporting	23
Report of Independent Registered Public Accounting Firm (Financial Statements)	24
Report of Independent Registered Public Accounting Firm (Internal Control Over Financial Reporting)	25
Balance Sheets as of December 31, 2014, and December 31, 2013	26
Statements of Operations for the years ended December 31, 2014, and December 31, 2013, and for the period from April 30, 2012 (inception) to December 31, 2012	27
Statements of Shareholders’ Equity for the years ended December 31, 2014, and December 31, 2013, and for the period from April 30, 2012 (inception) to December 31, 2012	28
Statements of Cash Flows for the years ended December 31, 2014, and December 31, 2013, and for the period from April 30, 2012 (inception) to December 31, 2012	29
Notes to Financial Statements	30
Supplemental Quarterly Data (Unaudited)	40

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
As of December 31, 2014, our management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.
KPMG LLP, the independent registered public accounting firm that audited the financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, which is included herein.
/s/ LinnCo, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LinnCo, LLC:
We have audited the accompanying balance sheets of LinnCo, LLC as of December 31, 2014 and 2013, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014, and for the period from April 30, 2012 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LinnCo, LLC as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the two-year period ended December 31, 2014, and for the period from April 30, 2012 (inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LinnCo, LLC’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Houston, Texas
February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LinnCo, LLC:
We have audited LinnCo, LLC’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LinnCo, LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, LinnCo, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of LinnCo, LLC as of December 31, 2014 and 2013, and the related statements of operations, shareholders’ equity, and cash flows for the two-year period ended December 31, 2014, and for the period from April 30, 2012 (inception) to December 31, 2012, and our report dated February 20, 2015, expressed an unqualified opinion on those financial statements.
/s/ KPMG LLP

Houston, Texas
February 20, 2015

LINNCO, LLC
BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$6,544	$1,045
Accounts receivable – related party	—	11,218
Income taxes receivable	12,870	12,849
Deferred offering costs	15	—
Deferred income taxes	46,441	639
Total current assets	65,870	25,751

Noncurrent assets:
Investment in Linn Energy, LLC	1,302,152	3,639,768
Total noncurrent assets	1,302,152	3,639,768
Total assets	$1,368,022	$3,665,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,415	$11,298
Total current liabilities	1,415	11,298

Noncurrent liabilities:
Income taxes liability	7,716	8,983
Deferred income taxes	60,340	757,444
Total noncurrent liabilities	68,056	766,427

Contingencies (Note 7)

Shareholders’ equity:
Voting shares; unlimited shares authorized; 1 share issued and outstanding at December 31, 2014, and December 31, 2013	1	1
Common shares; unlimited shares authorized; 128,544,174 shares and 128,503,236 shares issued and outstanding at December 31, 2014, and December 2013, respectively	3,868,322	3,868,387
Additional paid-in capital	39,294	36,247
Accumulated deficit	(2,609,066)	(1,016,841)
	1,298,551	2,887,794
Total liabilities and shareholders’ equity	$1,368,022	$3,665,519
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF OPERATIONS

	Year Ended December 31,		April 30, 2012 (Inception) To December 31, 2012
	2014	2013
	(in thousands, except per share amounts)

Equity income (loss) from investment in Linn Energy, LLC	$(1,964,999)	$(244,189)	$34,411
General and administrative expenses	(2,818)	(42,089)	(1,230)
Gain (loss) on transfer of Berry	13,673	(718,249)	—
Income (loss) before income taxes	(1,954,144)	(1,004,527)	33,181
Income tax (expense) benefit	734,684	92,080	(12,528)
Net income (loss)	$(1,219,460)	$(912,447)	$20,653

Net income (loss) per share, basic and diluted	$(9.49)	$(23.46)	$1.92

Weighted average shares outstanding	128,526	38,896	$10,747

Dividends declared per share	$2.90	$2.88	$0.71
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF SHAREHOLDERS’ EQUITY

	April 30, 2012 (Inception) To December 31, 2014
	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	(in thousands, except shares)

Sale of voting share to Linn Energy, LLC	1	$1	$—	$—	$1
Sale of common shares, net of underwriting discounts and expenses of $59,909	34,787,500	1,209,835	—	—	1,209,835
Deferred tax in equity investment		—	(1,031)	—	(1,031)
Capital contributions from Linn Energy, LLC		—	4,022	—	4,022
Dividends to shareholders		—	—	(24,699)	(24,699)
Net income		—	—	20,653	20,653
December 31, 2012	34,787,501	1,209,836	2,991	(4,046)	1,208,781
Issuance of common shares, net of expenses of $388	93,715,736	2,658,552	—	—	2,658,552
Capital contributions from Linn Energy, LLC		—	33,256	—	33,256
Dividends to shareholders		—	—	(100,348)	(100,348)
Net loss		—	—	(912,447)	(912,447)
December 31, 2013	128,503,237	3,868,388	36,247	(1,016,841)	2,887,794
Issuance of common shares	40,938	(65)	—	—	(65)
Capital contributions from Linn Energy, LLC		—	3,047	—	3,047
Dividends to shareholders		—	—	(372,765)	(372,765)
Net loss		—	—	(1,219,460)	(1,219,460)
December 31, 2014	128,544,175	$3,868,323	$39,294	$(2,609,066)	$1,298,551
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF CASH FLOWS

	Year Ended December 31,		April 30, 2012 (Inception) To December 31, 2012
	2014	2013
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(1,219,460)	$(912,447)	$20,653
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity (income) loss from investment in Linn Energy, LLC	1,964,999	244,189	(34,411)
Noncash general and administrative expenses paid by Linn Energy, LLC	2,818	42,089	1,230
(Gain) loss on transfer of Berry	(13,673)	718,249	—
Deferred income taxes	(734,684)	(92,080)	12,528
Decrease in income taxes receivable	4,638	—	—
Decrease in accounts payable	(475)	—	—
Cash distributions received	372,706	100,870	25,221
Net cash provided by operating activities	376,869	100,870	25,221

Cash flow from investing activities:
Investment in Linn Energy, LLC	—	—	(1,212,627)
Net cash used in investing activities	—	—	(1,212,627)

Cash flow from financing activities:
Proceeds from sale of voting share	—	—	1
Proceeds from sale of common shares	—	—	1,269,744
Dividends paid to shareholders	(371,370)	(100,348)	(24,699)
Offering expenses and fees	—	—	(57,117)
Net cash provided by (used in) financing activities	(371,370)	(100,348)	1,187,929

Net increase in cash and cash equivalents	5,499	522	523
Cash and cash equivalents:
Beginning	1,045	523	—
Ending	$6,544	$1,045	$523
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012, that completed its initial public offering (“IPO”) in October 2012. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, Linn Energy, LLC (“LINN Energy”). In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”) (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of December 31, 2014, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market under the symbol “LINE.” At December 31, 2014, LINN Energy’s last reported sales price was $10.13 per unit, as reported by NASDAQ, and the Company owned approximately 39% of LINN Energy’s outstanding units.
The operations of the Company are governed by the provisions of a limited liability company agreement executed by and among its members. Pursuant to applicable provisions of the Delaware Limited Liability Company Act (the “Delaware Act”) and the Amended and Restated Limited Liability Company Agreement of LinnCo, LLC, as amended (the “Agreement”), shareholders have no liability for the debts, obligations and liabilities of the Company, except as expressly required in the Agreement or the Delaware Act. The Company will remain in existence unless and until dissolved in accordance with the terms of the Agreement.
Principles of Reporting
The Company presents its financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method.
Reimbursement of LinnCo’s Costs and Expenses
LINN Energy has agreed to provide to LinnCo, or to pay on LinnCo’s behalf, any legal, accounting, tax advisory, financial advisory and engineering fees, printing costs or other administrative and out-of-pocket expenses incurred by LinnCo, along with any other expenses incurred in connection with any public offering of common shares representing limited liability company interests (“shares”) in LinnCo or incurred as a result of being a publicly traded entity. These expenses include costs associated with annual, quarterly and other reports to holders of LinnCo shares, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees. In addition, LINN Energy has agreed to indemnify LinnCo and its officers and directors for damages suffered or costs incurred (other than income taxes payable by LinnCo) in connection with carrying out LinnCo’s activities. Because all general and administrative expenses and certain offering costs are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo for these expenses and costs.
For the year ended December 31, 2014, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $3 million, all of which had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2014. The expenses for the year ended December 31, 2014, include approximately $2 million related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. In addition, during the year ended December 31, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013.
For the year ended December 31, 2013, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $42 million, of which approximately $22 million had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2013. The expenses for the year ended December 31, 2013, include approximately $40 million of transaction

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

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
For the period from April 30, 2012 (inception) to December 31, 2012, LinnCo incurred total general and administrative expenses of approximately $1 million, all of which had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2012. The expenses for the period from April 30, 2012 (inception) to December 31, 2012, include approximately $772,000 related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. For the period from April 30, 2012 (inception) to December 31, 2012, LINN Energy also paid, on LinnCo’s behalf, approximately $3 million of deferred offering costs in connection with LinnCo’s October 2012 initial public offering (“IPO”).
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
Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity income (loss) consists of its share of LINN Energy’s earnings attributed to the units the Company owns, the amortization of the difference between the Company’s investment in LINN Energy and LINN Energy’s underlying net assets attributable to certain assets and liabilities, and impairments. The Company records its share of LINN Energy’s net income (losses) in the period in which it is earned. At December 31, 2014, the Company owned approximately 39% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (losses).
Impairment testing on the Company’s investment in LINN Energy is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

At December 31, 2014, declines in the quoted market price of LINN Energy, accompanying a reduction of LINN Energy’s distribution and capital budget primarily due to significant decreases in oil prices, were determined by the Company to be other than temporary. Accordingly, the Company reduced the carrying value of its investment to fair value by recording a charge in excess of what would otherwise be recognized by application of the equity method. The carrying value was reduced to fair value using LINN Energy’s quoted market price of $10.13 per unit at December 31, 2014, which is characteristic of a Level 1 fair value measurement. The impairment charge of approximately $2.2 billion is included in “equity income (loss) from investment in Linn Energy, LLC” on the statement of operations. No impairment had occurred with respect to the Company’s investment in LINN Energy for the year ended December 31, 2013, or for the period from April 30, 2012 (inception) to December 31, 2012.
At December 31, 2014, the carrying amount of the Company’s investment in LINN Energy was less than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $484 million. The difference is attributable to proved and unproved oil and natural gas properties and senior notes. These amounts are included in “investment in Linn Energy, LLC” on the balance sheets and are amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy.
Income Taxes
The Company is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At December 31, 2014, and December 31, 2013, the majority of the Company’s temporary differences and associated deferred tax expenses resulted from the Berry acquisition and its investment in LINN Energy.
The Company routinely assesses the realizability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and records a valuation allowance against the deferred tax assets that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making the assessment. The Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. For the year ended December 31, 2014, the Company’s established valuation allowances increased by approximately $3 million due to acquisition accounting adjustments related to the 2013 Berry acquisition. At December 31, 2013, the Company’s established valuation allowances and unrecognized income tax benefits resulted from the Berry acquisition.
Earnings Per Share
Both basic and diluted earnings per share are computed by dividing net earnings attributable to shareholders by the weighted average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for shares.
Note 2 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN Energy. At December 31, 2014, LinnCo’s issued capitalization consisted of approximately $3.9 billion in shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of shares and voting shares. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
Total common shares outstanding at December 31, 2013, excluded 40,938 (approximately $1 million) of unissued Berry equity awards that vested and were converted into LinnCo common shares on the Berry acquisition date and included in total consideration. Due to six month deferred issuance provisions in the original Berry award agreements, these shares were issued in 2014.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

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
The gain on transfer of Berry for the year ended December 31, 2014, reflects acquisition accounting adjustments to the fair value of the assets acquired and liabilities assumed from Berry that were subsequently transferred to LINN Energy. The loss on transfer of Berry for the year ended December 31, 2013, is primarily due to deferred income taxes assumed by LinnCo in the Berry acquisition that were not transferred to LINN Energy and reflects the difference between the fair value of the assets acquired and liabilities assumed from Berry and the fair value of the LINN Energy units received in connection with the transfer.
The following unaudited pro forma financial information presents a summary of the Company’s results of operations for the year ended December 31, 2013, assuming the transactions had been completed as of January 1, 2013. The pro forma financial information has been prepared for informational purposes only and does not purport to represent what the actual results of operations would have been had the transactions been completed as of the date assumed, nor is this information necessarily indicative of future results of operations.

Year Ended December 31, 2013
(in thousands, except per share amount)

Equity loss from investment in Linn Energy, LLC	$(190,279)
Net loss	$(121,083)
Net loss per share, basic and diluted	$(0.91)
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

•
Exclude the loss on transfer of Berry, which is primarily due to deferred income taxes assumed by LinnCo that were not transferred to LINN Energy and reflects the difference between the fair value of the assets acquired and liabilities assumed from Berry and the fair value of the LINN Energy units received in connection with the transfer. This loss is excluded from the pro forma statements of operations as it reflects a nonrecurring charge not expected to have a

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

continuing impact on the combined results; however, upon closing the transactions, LinnCo recognized this loss in its statements of operations.

•	Reflect approximately 93.8 million LinnCo common shares assumed to be issued in conjunction with the transaction on January 1, 2013.
For the year ended December 31, 2013, in connection with the Berry acquisition, the Company incurred acquisition-related transaction costs of approximately $40 million, including approximately $9 million of noncash share-based compensation expense.
In connection with the Berry acquisition, certain Berry equity-based awards were exchanged for common shares issued by the Company. Each Berry restricted stock unit (“RSU”) that was vested as of the effective date of the acquisition, that was held by a former nonemployee director or by an employee of Berry whose employment was terminated in connection with the acquisition as agreed upon by the parties or that was subject to performance-based vesting criteria was converted as of the effective date of the acquisition into LinnCo common shares. Under the acquisition method of accounting, these Berry employee RSUs were measured and recorded at their fair values on the acquisition date, resulting in additional purchase price consideration of approximately $52 million. The portion of the replacement awards attributable to post-combination service was calculated as the difference between the fair value of the replacement awards and the amount attributed to pre-combination service, and was recognized as expense.
At-the-Market Offering Program
In August 2014, the board of directors of the Company authorized an at-the-market offering program pursuant to which the Company may from time to time issue and sell shares having an aggregate offering price of up to $500 million. Sales of shares, if any, will be made through a sales agent by means of ordinary brokers’ transactions, in block transactions, or as otherwise agreed with the agent. The Company expects to use the net proceeds from any sale of the shares to purchase additional LINN Energy units. As of December 31, 2014, no shares had been sold under any such program, and the Company will not be able to issue any shares until an equity distribution agreement is finalized and the appropriate prospectus is filed with the Securities and Exchange Commission.
Note 3 – Summarized Financial Information for Linn Energy, LLC
Following is summarized statements of operations and balance sheets information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2014, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Summarized Linn Energy, LLC Statements of Operations Information

	Year Ended December 31,		October 17, 2012 To December 31, 2012
	2014	2013
	(in thousands)

Revenues and other	$4,983,303	$2,331,655	$604,701
Expenses	(4,826,624)	(2,590,273)	(578,170)
Other income and (expenses)	(604,051)	(434,918)	(85,464)
Income tax (expense) benefit	(4,437)	2,199	1,697
Net loss	$(451,809)	$(691,337)	$(57,236)

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

Summarized Linn Energy, LLC Balance Sheets Information

	December 31,
	2014	2013
	(in thousands)

Current assets	$1,706,590	$815,940
Noncurrent assets	14,716,919	15,689,024
	16,423,509	16,504,964
Current liabilities	982,545	1,252,733
Noncurrent liabilities	10,897,359	9,360,804
Unitholders’ capital	$4,543,605	$5,891,427

Note 4 – Income Taxes
The Company is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Income tax (expense) benefit consisted of the following:

	Year Ended December 31,		April 30, 2012 (Inception) To December 31, 2012
	2014	2013
	(in thousands)

Current taxes:
Federal	$—	$—	$—
State	88	—	—
Deferred taxes:
Federal	710,484	84,908	(11,867)
State	24,112	7,172	(661)
	$734,684	$92,080	$(12,528)
As of December 31, 2014, the Company had approximately $260 million of federal and $288 million of state net operating loss carryforwards which will begin expiring in 2032. As of December 31, 2014, the Company also had approximately $43 million of federal and state general business and other credits, the majority of which will begin expiring in 2018, federal alternative minimum income tax (“AMT”) credit carryforwards of approximately $500,000 and state AMT credits of approximately $600,000 that do not expire and can be used to offset regular income taxes in future years to the extent regular income taxes exceed the AMT in any such year. Under federal and applicable state income tax laws, a corporation is generally permitted to deduct from taxable income in any year tax carryforwards subject to certain limitations as prescribed by the taxing authorities. Under federal income tax law, the Company’s net operating loss carryforwards are subject to limitations as defined by Section 382 of the Internal Revenue Code.
For the period from April 30, 2012 (inception) to December 31, 2012, the Company recorded to equity approximately $1 million of deferred taxes related to issuance costs compared to none for the years ended December 31, 2013, and December 31, 2014.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,		April 30, 2012 (Inception) To December 31, 2012
	2014	2013

Federal statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	2.3	0.3	2.0
Loss on transfer of Berry	0.2	(24.3)	—
Other items	0.1	(1.8)	0.8
Effective rate	37.6%	9.2%	37.8%
Significant components of the deferred tax assets and liabilities were as follows:

	December 31,
	2014	2013
	(in thousands)

Current deferred tax assets:
Net operating loss carryforwards	$14,686	$—
Unamortized intangible drilling costs	38,185	—
Share-based compensation	—	837
Valuation allowance	(6,430)	(198)
Total current deferred tax assets	46,441	639

Noncurrent deferred tax assets:
Net operating loss carryforwards	81,993	50,991
Unamortized intangible drilling costs	121,273	46,348
Credits	36,680	32,092
Other	42	31
Valuation allowance	(29,188)	(31,925)
Total noncurrent deferred tax assets	210,800	97,537

Noncurrent deferred tax liabilities:
Investment in LINN Energy	(271,140)	(854,981)
Total noncurrent deferred tax liabilities	(271,140)	(854,981)
Net deferred tax liabilities	$(13,899)	$(756,805)

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

Net deferred tax assets and liabilities were classified on the balance sheets as follows:

	December 31,
	2014	2013
	(in thousands)

Current deferred tax assets	$46,441	$639
Current deferred tax liabilities	—	—
Net current deferred tax assets	$46,441	$639

Noncurrent deferred tax assets	$210,800	$97,537
Noncurrent deferred tax liabilities	(271,140)	(854,981)
Net noncurrent deferred tax liabilities	$(60,340)	$(757,444)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2014, and December 31, 2013, based on projections of future taxable income for the periods in which the deferred tax assets are deductible, valuation allowances of approximately $36 million and $32 million, respectively, were recorded for tax carryforwards and attributes inherited from Berry to reduce the net deferred tax assets to an amount that is more likely than not to be recognized. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.
Changes in the balance of unrecognized tax benefits excluding interest and penalties on uncertain tax positions were as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)

Unrecognized income tax benefits at beginning of year	$20,106	$—
Increases for positions taken in current year	—	—
Increases (decreases) for positions taken in a prior year	(38)	20,106
Decreases for settlements with taxing authorities	—	—
Decreases for lapses in the applicable statute of limitations	—	—
Unrecognized income tax benefits at end of year	$20,068	$20,106
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
At both December 31, 2014, and December 31, 2013, the Company had a gross liability for uncertain income tax benefits of approximately $20 million, which, if recognized, would affect the effective income tax rate. The Company estimates that it is reasonably possible that the balance of unrecognized income tax benefits as of December 31, 2014, could decrease by a maximum of approximately $80,000 in the next 12 months due to the expiration of statutes of limitations and settlements with taxing authorities. The Company had accrued approximately $109,000 and $19,000 of interest related to its uncertain

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

income tax positions as of December 31, 2014, and December 31, 2013, respectively. The tax years 2010 – 2013 remain open to examination for federal income tax purposes.
Note 5 – Distributions and Dividends
The following provides a summary of distributions paid by LINN Energy to LinnCo and dividends paid by LinnCo to its shareholders during the year ended December 31, 2014:
LINN Energy Distributions to LinnCo

Date Paid	Distributions Per Unit	Total Distributions
		(in millions)

December 2014	$0.2416	$31
November 2014	$0.2416	$31
October 2014	$0.2416	$31
September 2014	$0.2416	$32
August 2014	$0.2416	$31
July 2014	$0.2416	$31
June 2014	$0.2416	$31
May 2014	$0.2416	$31
April 2014	$0.2416	$31
March 2014	$0.2416	$31
February 2014	$0.2416	$31
January 2014	$0.2416	$31
LinnCo Dividends to its Shareholders

Date Paid	Dividends Per Share	Total Dividends
		(in millions)

December 2014	$0.2416	$31
November 2014	$0.2416	$31
October 2014	$0.2416	$31
September 2014	$0.2416	$32
August 2014	$0.2416	$31
July 2014	$0.2416	$31
June 2014	$0.2416	$31
May 2014	$0.2416	$31
April 2014	$0.2416	$31
March 2014	$0.2416	$31
February 2014	$0.2416	$31
January 2014	$0.2416	$31
On January 2, 2015, LINN Energy’s Board declared a cash distribution of $0.3125 per unit with respect to the fourth quarter of 2014, to be paid in three equal monthly installments of $0.1042 per unit. The current distribution represents an approximate 57% decrease from the distribution of $0.725 paid for the previous quarter. The first monthly distribution,

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

totaling approximately $13 million, was paid to LinnCo on January 15, 2015, and the second monthly distribution, totaling approximately $13 million, was paid to LinnCo on February 17, 2015.
On January 2, 2015, the Company’s Board declared a cash dividend of $0.3125 per common share with respect to the fourth quarter of 2014, to be paid in three equal monthly installments of $0.1042 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on January 2, 2015. The first monthly dividend, totaling approximately $13 million, was paid on January 16, 2015, to shareholders of record as of the close of business on January 12, 2015, and the second monthly dividend, totaling approximately $13 million, was paid on February 18, 2015, to shareholders of record as of the close of business on February 10, 2015.
Note 6 – Supplemental Disclosures to the Statements of Cash Flows
For the years ended December 31, 2014, and December 31, 2013, and for the period from April 30, 2012 (inception) to December 31, 2012, LinnCo incurred and recorded approximately $3 million, $42 million and $4 million, respectively, of general and administrative expenses and certain offering costs. Of the expenses and costs incurred, all had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2014, and December 31, 2012, and approximately $22 million had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2013. In addition, during the year ended December 31, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013. All of the expenses and costs are paid by LINN Energy on LinnCo’s behalf, and therefore, are accounted for as capital contributions and reflected as noncash transactions by LinnCo.
In December 2013, the Company issued 93,756,674 LinnCo common shares in connection with the Berry acquisition valued at approximately $2.7 billion and acquired 93,756,674 newly issued LINN Energy units in exchange for the transfer of Berry to LINN Energy valued at approximately $2.8 billion, which was also a noncash transaction.
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
In July 2014, the Court dismissed the claims of the plaintiffs in the Federal Actions with prejudice, concluding that the plaintiffs failed to demonstrate any material misstatement or omission by LINN Energy or LinnCo, or their officers and directors. The plaintiffs in the Federal Actions did not appeal the Court’s dismissal, and the appeals deadline has now passed. The plaintiffs in the Derivative Actions subsequently have dismissed their claims without prejudice.
Note 8 – SEC Inquiry
As disclosed on July 1, 2013, the Company and its affiliate, LINN Energy, were notified by the staff of the SEC that its Fort Worth Regional Office had commenced an inquiry regarding LINN Energy and LinnCo. The SEC staff was investigating whether any violations of federal securities laws had occurred. Both LINN Energy and LinnCo cooperated fully with the SEC in this matter. The Company was notified on February 4, 2015, that the SEC has closed its inquiry regarding LINN Energy and LinnCo and does not intend to recommend any enforcement action.

LINNCO, LLC
SUPPLEMENTAL QUARTERLY DATA (Unaudited)
The following discussion and analysis should be read in conjunction with the “Financial Statements” and “Notes to Financial Statements,” which are included in this Annual Report on Form 10-K in Item 8. “Financial Statements and Supplementary Data.”
Quarterly Financial Data

	Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2014:
Equity income (loss) from investment in Linn Energy, LLC	$(30,541)	$(66,987)	$172,200	$(2,039,671)
General and administrative expenses	(734)	(668)	(644)	(772)
Gain (loss) on transfer of Berry	—	(1,331)	9,830	5,174
Income tax (expense) benefit	11,791	25,844	(63,776)	760,825
Net income (loss)	(19,484)	(43,142)	117,610	(1,274,444)

Net income (loss) per share, basic and diluted	(0.15)	(0.34)	0.91	(9.91)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2013:
Equity income (loss) from investment in Linn Energy, LLC	$(21,272)	$57,963	$(667)	$(280,213)
General and administrative expenses	(11,767)	(2,531)	(635)	(27,156)
Loss on transfer of Berry	—	—	—	(718,249)
Income tax (expense) benefit	14,820	(25,300)	3,908	98,652
Net income (loss)	(18,219)	30,132	2,606	(926,966)

Net income (loss) per share, basic and diluted	(0.52)	0.87	0.07	(18.15)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.
Management’s Annual Report on Internal Control Over Financial Reporting
See “Management’s Report on Internal Control Over Financial Reporting” in Item 8. “Financial Statements and Supplementary Data.”
Changes in the Company’s Internal Control Over Financial Reporting
The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.
Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
A list of the Company’s executive officers and biographical information appears below under the caption “Executive Officers of the Company.” Information about Company Directors may be found under the caption “Proposal One: Election of LINN’s Directors and Management” of the Proxy Statement for the Annual Meeting of Shareholders expected to be held on April 21, 2015 (the “2015 Proxy Statement”). That information is incorporated herein by reference.
The information in the 2015 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
The information required by this item regarding audit committee related matters, codes of ethics and committee charters is incorporated herein by reference to the 2015 Proxy Statement under the caption “Corporate Governance.”
Executive Officers of the Company

Name	Age	Position with the Company

Mark E. Ellis	58	Chairman, President and Chief Executive Officer
Kolja Rockov	44	Executive Vice President and Chief Financial Officer
Arden L. Walker, Jr.	55	Executive Vice President and Chief Operating Officer
David B. Rottino	48	Executive Vice President and Chief Accounting Officer
Thomas E. Emmons	46	Senior Vice President – Corporate Services
Jamin B. McNeil	49	Senior Vice President – Houston Division Operations
Candice J. Wells	40	Vice President, General Counsel and Corporate Secretary
Mark E. Ellis is the Chairman, President and Chief Executive Officer and has served in such capacity since LinnCo’s formation in April 2012. Mr. Ellis is also the Chairman, President and Chief Executive Officer of LINN Energy and has served in such capacity since December 2011. He previously served as President, Chief Executive Officer and Director of LINN Energy from January 2010 to December 2011 and from December 2007 to January 2010, Mr. Ellis served as President and Chief Operating Officer of LINN Energy. Mr. Ellis serves on the boards of the Independent Petroleum Association of America, National Petroleum Council, American Exploration & Production Council, Industry Board of Petroleum Engineering at Texas A&M University, Houston Museum of Natural Science and The Center for the Performing Arts at The Woodlands. In addition, he is a member of the Society of Petroleum Engineers, Chairman of the Board for The Center for Hearing and Speech and holds a position as trustee on the Texas A&M University 12th Man Foundation Board of Trustees.
Kolja Rockov is the Executive Vice President and Chief Financial Officer and has served in such capacity since LinnCo’s formation in April 2012. He is also the Executive Vice President and Chief Financial Officer of LINN Energy and has served in such capacity since joining LINN Energy in March 2005. Mr. Rockov has more than 15 years of experience in the oil and natural gas finance industry. From October 2004 until he joined LINN Energy in March 2005, Mr. Rockov served as a Managing Director in the Energy Group at RBC Capital Markets, where he was primarily responsible for investment banking coverage of the U.S. exploration and production sector. Mr. Rockov is the founding chairman of a philanthropic organization benefiting Texas Children’s Cancer Center in Houston, which has raised more than $2 million since 2009.
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
Candice J. Wells is the Vice President, General Counsel and Corporate Secretary of LinnCo and LINN Energy and has served in such capacity since October 2013. From March 2013 to October 2013, Ms. Wells served as Vice President, acting General Counsel and Corporate Secretary of LinnCo and LINN Energy. From LinnCo’s formation in April 2012 to March 2013, Ms. Wells served as its Vice President, Assistant General Counsel and Corporate Secretary. From September 2011 to March 2013, Ms. Wells also served as Vice President, Assistant General Counsel and Corporate Secretary of LINN Energy and from August 2007 to September 2011, she served as Senior Corporate Counsel and Assistant Corporate Secretary of LINN Energy. Ms. Wells serves on the Board of the Youth Development Center.

Item 11.	Executive Compensation
Information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
Information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

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

LINNCO, LLC

Date: February 20, 2015	By:	/s/ Mark E. Ellis
Mark E. Ellis
Chairman, President and Chief Executive Officer

Date: February 20, 2015	By:	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Ellis	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 20, 2015
Mark E. Ellis

/s/ Kolja Rockov	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2015
Kolja Rockov

/s/ David B. Rottino	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2015
David B. Rottino

/s/ Michael C. Linn	Director	February 20, 2015
Michael C. Linn

/s/ Stephen J. Hadden	Independent Director	February 20, 2015
Stephen J. Hadden

/s/ Terrence S. Jacobs	Independent Director	February 20, 2015
Terrence S. Jacobs

/s/ Joseph P. McCoy	Independent Director	February 20, 2015
Joseph P. McCoy

/s/ Linda M. Stephens	Independent Director	February 20, 2015
Linda M. Stephens

Index to Exhibits

Exhibit Number		Description
2.1	—
Contribution Agreement, dated February 20, 2013, by and between LinnCo, LLC and Linn Energy LLC, as amended by Amendment No. 1 to Contribution Agreement, dated as of November 3, 2013 (incorporated herein by reference to Exhibit 2.2 to Amendment No. 7 to Registration Statement on Form S-4 (File No. 333-187484) filed on November 6, 2013)

3.1	—	Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on June 25, 2012)
3.2	—	Certificate of Amendment to Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.6 to Amendment No. 3 to Registration Statement on Form S-1 filed on October 1, 2012)
3.3	—	Amended and Restated Limited Liability Company Agreement of LinnCo, LLC (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 17, 2012)
3.4	—
First Amendment to Amended and Restated Limited Liability Company Agreement of LinnCo, LLC, dated December 16, 2013 (incorporated by reference to Exhibit 3.4 to LinnCo, LLC’s Annual Report on Form 10-K filed on March 3, 2014)

10.1	—	Omnibus Agreement, dated October 17, 2012, between LinnCo, LLC and Linn Energy, LLC (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 17, 2012)
10.2*	—
Indemnity Agreement, dated January 16, 2014, between Linn Energy, LLC, LinnCo, LLC and Stephen J. Hadden (incorporated by reference to Exhibit 10.27 to Linn Energy, LLC’s Annual Report on Form 10-K filed on February 27, 2014)

23.1**	—	Consent of DeGolyer and MacNaughton
31.1**	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2**	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1**	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2**	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1**	—	Linn Energy, LLC’s Annual Report on Form 10-K for the year ended December 31, 2014
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

**	Filed herewith.

†	Furnished herewith.