Form 10-Q
period 2015-03-31
LinnCo, LLC
filed 2015-04-30
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _______________ to _______________
Commission File Number: 001-35695
LinnCo, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-5166623 (IRS Employer Identification No.)
600 Travis, Suite 4900 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

(281) 840-4000 (Registrant’s telephone number, including area code)
600 Travis, Suite 5100 Houston, Texas 77002 (Former address of principal executive offices)

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
Large accelerated filer  ☒      Accelerated filer   ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2015, there were 128,544,174 common shares outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
LINNCO, LLC
BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$5,547	$6,544
Accounts receivable – related party	289	—
Income taxes receivable	12,434	12,870
Deferred offering costs	450	15
Deferred income taxes	40,583	46,441
Total current assets	59,303	65,870

Noncurrent assets:
Investment in Linn Energy, LLC	1,211,478	1,302,152
Total noncurrent assets	1,211,478	1,302,152
Total assets	$1,270,781	$1,368,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$317	$1,415
Total current liabilities	317	1,415

Noncurrent liabilities:
Income taxes liability	7,810	7,716
Deferred income taxes	35,851	60,340
Total noncurrent liabilities	43,661	68,056

Shareholders’ equity:
Voting shares; unlimited shares authorized; 1 share issued and outstanding at March 31, 2015, and December 31, 2014	1	1
Common shares; unlimited shares authorized; 128,544,174 shares issued and outstanding at March 31, 2015, and December 31, 2014	3,868,322	3,868,322
Additional paid-in capital	40,704	39,294
Accumulated deficit	(2,682,224)	(2,609,066)
	1,226,803	1,298,551
Total liabilities and shareholders’ equity	$1,270,781	$1,368,022
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)

Equity loss from investment in Linn Energy, LLC	$(50,492)	$(30,541)
General and administrative expenses	(976)	(734)
Loss before income taxes	(51,468)	(31,275)
Income tax benefit	18,493	11,791
Net loss	$(32,975)	$(19,484)

Net loss per share, basic and diluted	$(0.26)	$(0.15)

Weighted average shares outstanding	128,544	128,503

Dividends declared per share	$0.313	$0.725
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	(in thousands)

December 31, 2014	128,544	$3,868,323	$39,294	$(2,609,066)	$1,298,551
Capital contributions from Linn Energy, LLC		—	1,410	—	1,410
Dividends to shareholders		—	—	(40,183)	(40,183)
Net loss		—	—	(32,975)	(32,975)
March 31, 2015	128,544	$3,868,323	$40,704	$(2,682,224)	$1,226,803
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Cash flow from operating activities:
Net loss	$(32,975)	$(19,484)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity loss from investment in Linn Energy, LLC	50,492	30,541
Noncash general and administrative expenses paid by Linn Energy, LLC	976	734
Deferred income taxes	(18,493)	(11,791)
Decrease in income taxes receivable	436	—
Decrease in accounts payable	(97)	—
Cash distributions received	40,183	93,228
Net cash provided by operating activities	40,522	93,228

Cash flow from financing activities:
Dividends paid to shareholders	(41,519)	(93,225)
Net cash used in financing activities	(41,519)	(93,225)

Net increase (decrease) in cash and cash equivalents	(997)	3
Cash and cash equivalents:
Beginning	6,544	1,045
Ending	$5,547	$1,048
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012, that completed its initial public offering (“IPO”) in October 2012. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, Linn Energy, LLC (“LINN Energy”). In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of March 31, 2015, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market under the symbol “LINE.” At March 31, 2015, LINN Energy’s last reported sales price was $11.06 per unit, as reported by NASDAQ, and the Company owned approximately 39% of LINN Energy’s outstanding units.
Principles of Reporting
The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results reported in these unaudited financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method.
Reimbursement of LinnCo’s Costs and Expenses
LINN Energy has agreed to provide to LinnCo, or to pay on LinnCo’s behalf, any financial, legal, accounting, tax advisory, financial advisory and engineering fees, and other administrative and out-of-pocket expenses incurred by LinnCo, along with any other expenses incurred in connection with any public offering of common shares representing limited liability company interests (“shares”) in LinnCo or incurred as a result of being a publicly traded entity. These expenses include costs associated with annual, quarterly and other reports to holders of LinnCo shares, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses, and registrar and transfer agent fees. In addition, LINN Energy has agreed to indemnify LinnCo and its officers and directors for damages suffered or costs incurred (other than income taxes payable by LinnCo) in connection with carrying out LinnCo’s activities. Because all general and administrative expenses and certain offering costs are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo for these expenses and costs.
For the three months ended March 31, 2015, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $1.4 million, of which approximately $1.1 million had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2015. The expenses for the three months ended March 31, 2015, include approximately $491,000 related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.
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

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Dividends
Within five business days after receiving a cash distribution related to its interest in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income taxes liability (“tax reserve”), if any, as dividends to its shareholders. The amount of the tax reserve is calculated on a quarterly basis and is determined based on the estimated tax liability for the entire year. The current tax reserve can be increased or reduced, at Company management’s discretion, to account for the over/(under) tax reserve previously recorded. Because the tax reserve is an estimate, upon filing the annual tax returns, if the actual amount of tax due is greater or less than the total amount of tax reserved, the subsequent tax reserve, at Company management’s discretion, could be adjusted accordingly. Any such adjustments are subject to approval by the Company’s Board of Directors (“Board”).
Use of Estimates
The preparation of the accompanying financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of income and expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity income (loss) consists of its share of LINN Energy’s earnings attributed to the units the Company owns, the amortization of the difference between the Company’s investment in LINN Energy and LINN Energy’s underlying net assets attributable to certain assets and liabilities, and impairments. The Company records its share of LINN Energy’s net income (loss) in the period in which it is earned. At March 31, 2015, the Company owned approximately 39% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units.  Changes in the Company’s ownership percentage affect its net income (loss).
At March 31, 2015, the carrying amount of the Company’s investment in LINN Energy was less than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $400 million. The difference is attributable to proved and unproved oil and natural gas properties and senior notes, and is included in “investment in Linn Energy, LLC” on the balance sheets and amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy. Impairment testing on the Company’s investment in LINN Energy is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. No impairment had occurred with respect to the Company’s investment in LINN Energy for the three months ended March 31, 2015, or March 31, 2014.
Note 2 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN Energy. At March 31, 2015, LinnCo’s issued capitalization consisted of approximately $3.9 billion in common shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of shares and voting shares. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

At-the-Market Offering Program
The Company has the authority to sell up to $500 million of shares under an at-the-market offering program. Sales of shares, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Select Market, any other national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of the shares to purchase additional LINN Energy units. As of March 31, 2015, no shares had been sold under the program.
Note 3 – Summarized Financial Information for Linn Energy, LLC
Following are summarized statements of operations and balance sheets information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Summarized Linn Energy, LLC Statements of Operations Information

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Revenues and other	$916,547	$733,587
Expenses	(1,124,155)	(677,154)
Other income and (expenses)	(138,679)	(136,116)
Income tax (expense) benefit	7,127	(5,654)
Net loss	$(339,160)	$(85,337)
Summarized Linn Energy, LLC Balance Sheets Information

	March 31, 2015	December 31, 2014
	(in thousands)

Current assets	$1,656,451	$1,706,590
Noncurrent assets	14,263,724	14,716,919
	15,920,175	16,423,509
Current liabilities	794,255	982,545
Noncurrent liabilities	10,999,417	10,897,359
Unitholders’ capital	$4,126,503	$4,543,605

Note 4 – Income Taxes
The Company is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At March 31, 2015, and December 31, 2014, the majority of the Company’s temporary difference and associated deferred tax expense result from its investment in LINN Energy.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 5 – Distributions and Dividends
The following provides a summary of distributions paid by LINN Energy to LinnCo and dividends paid by LinnCo to its shareholders during the three months ended March 31, 2015:
LINN Energy Distributions to LinnCo

Date Paid	Distributions Per Unit		Total Distributions
			(in millions)

March 2015	$0.1042		$13
February 2015	$0.1042		$13
January 2015	$0.1042	(1)	$13

LinnCo Dividends to its Shareholders

Date Paid	Dividends Per Share		Total Dividends
			(in millions)

March 2015	$0.1042		$15
February 2015	$0.1042		$13
January 2015	$0.1042	(1)	$13

(1)
On January 2, 2015, LINN Energy’s Board declared a cash distribution of $0.3125 per unit with respect to the fourth quarter of 2014, to be paid in three equal monthly installments of $0.1042 per unit. The current distribution represents an approximate 57% decrease from the distribution of $0.725 paid for the previous quarter.

On April 1, 2015, LINN Energy’s Board declared a cash distribution of $0.3125 per unit with respect to the first quarter of 2015, to be paid in three equal monthly installments of $0.1042 per unit. The first monthly distribution with respect to the first quarter of 2015, totaling approximately $13 million, was paid to LinnCo on April 16, 2015.
On April 1, 2015, the Company’s Board declared a cash dividend of $0.3125 per common share with respect to the first quarter of 2015, to be paid in three equal monthly installments of $0.1042 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on April 1, 2015. The first monthly dividend with respect to the first quarter of 2015, totaling approximately $13 million, was paid on April 17, 2015, to shareholders of record as of the close of business on April 13, 2015.
Note 6 – Supplemental Disclosures to the Statements of Cash Flows
For the three months ended March 31, 2015, and March 31, 2014, LinnCo incurred and recorded approximately $1.4 million and $734,000, respectively, of general and administrative expenses and certain offering costs. Of the expenses and costs incurred for the three months ended March 31, 2015, and March 31, 2014, approximately $1.1 million and $83,000 had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2015, and March 31, 2014, respectively. In addition, during the three months ended March 31, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013. All of these expenses and costs are paid by LINN Energy on LinnCo’s behalf, and therefore, are accounted for as capital contributions and reflected as noncash transactions by LinnCo.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect the Company’s future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors set forth in “Cautionary Statement Regarding Forward-Looking Statements” below and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2014, and elsewhere in the Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.
The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The reference to a “Note” herein refers to the accompanying Notes to Financial Statements contained in Item 1. “Financial Statements.”
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
LinnCo’s success is dependent upon the operation and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.
Business
At no time after LinnCo’s formation and prior to the initial public offering (“IPO”) did LinnCo have any operations or own any interest in LINN Energy. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, LINN Energy. In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of March 31, 2015, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy.
Recent Developments
In January 2015, LINN Energy’s board of directors approved a reduction of LINN Energy’s distribution to $1.25 per unit, from the previous level of $2.90 per unit, on an annualized basis, and in February 2015 approved a revised 2015 budget which includes a 61% reduction in capital expenditures to approximately $600 million, from approximately $1.6 billion spent in 2014. The 2015 budget contemplates significantly lower commodity prices as compared to 2014, and the reduction of the distribution and capital budget was intended to solidify LINN Energy’s financial position and allow it to regain a useful cost of capital. The dividends LinnCo pays are dependent on the cash distributions it receives from LINN Energy; therefore, LinnCo’s board of directors also reduced LinnCo’s dividend to $1.25 per share.
Results of Operations
Equity Loss from Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity loss consists of its share of LINN Energy’s losses attributed to the units the Company owns as well as the amortization of the difference between the Company’s investment in LINN Energy and LINN Energy’s underlying net assets attributable to certain assets and liabilities. At March 31, 2015, the Company owned approximately 39% of LINN Energy’s outstanding units. The percentage ownership of LINN Energy could change due to the Company’s ownership of additional units or other issuances or repurchases of units by LINN Energy.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Following are summarized statements of operations information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Linn Energy, LLC

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Revenues and other	$916,547	$733,587
Expenses	(1,124,155)	(677,154)
Other income and (expenses)	(138,679)	(136,116)
Income tax (expense) benefit	7,127	(5,654)
Net loss	$(339,160)	$(85,337)
General and Administrative Expenses
The Company’s general and administrative expenses are associated with managing the business and affairs of LinnCo. For the three months ended March 31, 2015, LinnCo incurred total general and administrative expenses of approximately $976,000, of which approximately $712,000 had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2015. The expenses for the three months ended March 31, 2015, include approximately $491,000 related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.
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
Because all general and administrative expenses are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo for these expenses.
Income Tax Benefit
Income tax benefit of approximately $18 million and $12 million for the three months ended March 31, 2015, and March 31, 2014, respectively, are based on the Company’s net loss for the periods, primarily associated with its equity loss from its investment in LINN Energy.
Liquidity and Capital Resources
The Company’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO and in connection with the Berry acquisition and (2) voting shares, 100% of which are held by LINN Energy. At March 31, 2015, LinnCo’s issued capitalization consisted of approximately $3.9 billion in common shares representing limited liability company interests (“shares”) and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board of Directors (“Board”) and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
LINN Energy has agreed to provide to LinnCo, or to pay on LinnCo’s behalf, any financial, legal, accounting, tax advisory, financial advisory and engineering fees, and other administrative and out-of-pocket expenses incurred by LinnCo, along with

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

any other expenses incurred in connection with any public offering of LinnCo shares or incurred as a result of being a publicly traded entity. These expenses include costs associated with annual, quarterly and other reports to holders of LinnCo shares, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses, and registrar and transfer agent fees.
The Company expects neither to generate nor to require significant cash in its ongoing business. Any cash received from the sale of additional shares will be immediately used to purchase LINN Energy units. Accordingly, the Company does not anticipate any other sources or needs for additional liquidity.
At-the-Market Offering Program
The Company has the authority to sell up to $500 million of shares under an at-the-market offering program. Sales of shares, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Select Market, any other national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of the shares to purchase additional LINN Energy units. As of March 31, 2015, no shares had been sold under the program.
Distributions and Dividends
Within five business days after receiving a cash distribution related to its interest in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), if any, as dividends to its shareholders. The following provides a summary of dividends paid by the Company during the three months ended March 31, 2015:

Date Paid	Dividends Per Share		Total Dividends
			(in millions)

March 2015	$0.1042		$15
February 2015	$0.1042		$13
January 2015	$0.1042	(1)	$13

(1)
On January 2, 2015, LINN Energy’s Board declared a cash distribution of $0.3125 per unit with respect to the fourth quarter of 2014, to be paid in three equal monthly installments of $0.1042 per unit. The current distribution represents an approximate 57% decrease from the distribution of $0.725 paid for the previous quarter.

On April 1, 2015, LINN Energy’s Board declared a cash distribution of $0.3125 per unit with respect to the first quarter of 2015, to be paid in three equal monthly installments of $0.1042 per unit. The first monthly distribution with respect to the first quarter of 2015, totaling approximately $13 million, was paid to LinnCo on April 16, 2015.
On April 1, 2015, the Company’s Board declared a cash dividend of $0.3125 per common share with respect to the first quarter of 2015, to be paid in three equal monthly installments of $0.1042 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management has determined that no income tax reserve is required to be deducted from the cash dividend declared on April 1, 2015. The first monthly dividend with respect to the first quarter of 2015, totaling approximately $13 million, was paid on April 17, 2015, to shareholders of record as of the close of business on April 13, 2015.
Critical Accounting Policies and Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based on the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and related disclosures of contingent assets and liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that are believed to be reasonable under the circumstances. Such estimates

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

and assumptions are adjusted when facts and circumstances dictate. Actual results may differ from these estimates and assumptions used in the preparation of the financial statements.
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company records its share of LINN Energy’s net income (loss) in the period in which it is earned. At March 31, 2015, the Company owned approximately 39% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (loss).
At March 31, 2015, the carrying amount of the Company’s investment in LINN Energy was less than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $400 million. The difference is attributable to proved and unproved oil and natural gas properties and senior notes, and is included in “investment in Linn Energy, LLC” on the balance sheets and amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy. Impairment testing on the Company’s investment in LINN Energy is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. No impairment had occurred with respect to the Company’s investment in LINN Energy for the three months ended March 31, 2015, or March 31, 2014.
Cautionary Statement Regarding Forward-Looking Statements
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on LINN Energy and Company expectations, which reflect estimates and assumptions made by LINN Energy and Company management. These

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2014, and elsewhere in the Annual Report. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The nature of the Company’s business and operations is such that no activities or transactions are conducted or entered into by the Company that would require it to have a discussion under this item.
For a discussion of these matters as they pertain to LINN Energy, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as activities of LINN Energy have an impact on the Company’s results of operations and financial position.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.
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
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2015 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
None
Item 1A.    Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our shares are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. As of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company has the authority to repurchase up to $250 million of the Company’s outstanding shares from time to time on the open market or in negotiated purchases. The timing and amounts of any such repurchases are at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements. The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. The Company did not repurchase any shares during the quarter ended March 31, 2015, and as of March 31, 2015, the entire amount remained available for share repurchase under the program.

Item 6.    Exhibits

Exhibit Number		Description

3.1	—	Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on June 25, 2012)
3.2	—	Certificate of Amendment to Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.6 to Amendment No. 3 to Registration Statement on Form S-1 filed on October 1, 2012)
3.3	—	Amended and Restated Limited Liability Company Agreement of LinnCo, LLC dated October 17, 2012 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 17, 2012)
3.4	—
First Amendment, dated December 16, 2013, to Amended and Restated Limited Liability Company Agreement of LinnCo, LLC, dated October 17, 2012 (incorporated herein by reference to Exhibit 3.4 to Annual Report on Form 10-K filed on March 3, 2014)

31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1*	—	Linn Energy, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LinnCo, LLC
(Registrant)

Date: April 30, 2015	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)