Form 10-Q
period 2015-06-30
LinnCo, LLC
filed 2015-08-03
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _______________ to _______________
Commission File Number: 001-35695
LinnCo, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-5166623 (IRS Employer Identification No.)
600 Travis, Suite 5100 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

(281) 840-4000 (Registrant’s telephone number, including area code)
600 Travis, Suite 4900 Houston, Texas 77002 (Former address of principal executive offices)

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
Large accelerated filer  ☒      Accelerated filer   ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, there were 128,544,174 common shares outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
LINNCO, LLC
BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$6,029	$6,544
Accounts receivable – related party	324	—
Income taxes receivable	12,434	12,870
Deferred offering costs	632	15
Deferred income taxes	37,413	46,441
Total current assets	56,832	65,870

Noncurrent assets:
Investment in Linn Energy, LLC	1,049,243	1,302,152
Total noncurrent assets	1,049,243	1,302,152
Total assets	$1,106,075	$1,368,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$898	$1,335
Income taxes payable	7,751	80
Total current liabilities	8,649	1,415

Noncurrent liabilities:
Income taxes payable	—	7,716
Deferred income taxes	19,550	60,340
Total noncurrent liabilities	19,550	68,056

Shareholders’ equity:
Voting shares; unlimited shares authorized; 1 share issued and outstanding at June 30, 2015, and December 31, 2014	1	1
Common shares; unlimited shares authorized; 128,544,174 shares issued and outstanding at June 30, 2015, and December 31, 2014	3,868,322	3,868,322
Additional paid-in capital	41,786	39,294
Accumulated deficit	(2,832,233)	(2,609,066)
	1,077,876	1,298,551
Total liabilities and shareholders’ equity	$1,106,075	$1,368,022
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Equity loss from investment in Linn Energy, LLC	$(122,052)	$(66,987)	$(172,544)	$(97,528)
General and administrative expenses	(901)	(668)	(1,877)	(1,402)
Loss on transfer of Berry	—	(1,331)	—	(1,331)
Loss before income taxes	(122,953)	(68,986)	(174,421)	(100,261)
Income tax benefit	13,127	25,844	31,620	37,635
Net loss	$(109,826)	$(43,142)	$(142,801)	$(62,626)

Net loss per share, basic and diluted	$(0.85)	$(0.34)	$(1.11)	$(0.49)

Weighted average shares outstanding	128,544	128,510	128,544	128,507

Dividends declared per share	$0.313	$0.725	$0.625	$1.45
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	(in thousands)

December 31, 2014	128,544	$3,868,323	$39,294	$(2,609,066)	$1,298,551
Capital contributions from Linn Energy, LLC		—	2,492	—	2,492
Dividends to shareholders		—	—	(80,366)	(80,366)
Net loss		—	—	(142,801)	(142,801)
June 30, 2015	128,544	$3,868,323	$41,786	$(2,832,233)	$1,077,876
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)

Cash flow from operating activities:
Net loss	$(142,801)	$(62,626)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity loss from investment in Linn Energy, LLC	172,544	97,528
Noncash general and administrative expenses paid by Linn Energy, LLC	1,877	1,402
Loss on transfer of Berry	—	1,331
Deferred income taxes	(31,763)	(37,635)
Decrease in income taxes receivable	436	—
Decrease in income taxes payable	(45)	—
Cash distributions received	80,366	186,368
Net cash provided by operating activities	80,614	186,368

Cash flow from financing activities:
Dividends paid to shareholders	(81,129)	(185,020)
Net cash used in financing activities	(81,129)	(185,020)

Net increase (decrease) in cash and cash equivalents	(515)	1,348
Cash and cash equivalents:
Beginning	6,544	1,045
Ending	$6,029	$2,393
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012, that completed its initial public offering (“IPO”) in October 2012. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, Linn Energy, LLC (“LINN Energy”). In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of June 30, 2015, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market under the symbol “LINE.” At June 30, 2015, LINN Energy’s last reported sales price was $8.91 per unit, as reported by NASDAQ, and the Company owned approximately 37% of LINN Energy’s outstanding units.
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
For the three months and six months ended June 30, 2015, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $1.1 million and $2.5 million, respectively, of which approximately $2.2 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2015. The expenses for the three months and six months ended June 30, 2015, include approximately $492,000 and $983,000, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.
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

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity income (loss) consists of its share of LINN Energy’s earnings attributed to the units the Company owns, the amortization of the difference between the Company’s investment in LINN Energy and LINN Energy’s underlying net assets attributable to certain assets and liabilities, and impairments. The Company records its share of LINN Energy’s net income (loss) in the period in which it is earned. At June 30, 2015, the Company owned approximately 37% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units.  Changes in the Company’s ownership percentage affect its net income (loss).
At June 30, 2015, the carrying amount of the Company’s investment in LINN Energy was less than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $380 million. The difference is attributable to proved and unproved oil and natural gas properties and senior notes, and is included in “investment in Linn Energy, LLC” on the balance sheets and amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy.
Impairment testing on the Company’s investment in LINN Energy is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. No impairment had occurred with respect to the Company’s investment in LINN Energy for the six months ended June 30, 2015, or June 30, 2014. There have been declines in the quoted market price of LINN Energy units subsequent to June 30, 2015, and if the Company were to determine that such loss in value has indicated an impairment that is other than temporary, accounting rules may require the Company to write down, as a noncash charge to earnings, the carrying value of its investment in LINN Energy. Any impairment could be substantial and have a material adverse effect on the Company’s results of operations in the period incurred.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 2 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN Energy. At June 30, 2015, LinnCo’s issued capitalization consisted of approximately $3.9 billion in common shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of shares and voting shares. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
At-the-Market Offering Program
The Company’s Board has authorized the sale of up to $500 million of shares under an at-the-market offering program. Sales of shares, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Select Market, any other national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of the shares to purchase additional LINN Energy units. As of June 30, 2015, no shares had been sold under the program.
Note 3 – Summarized Financial Information for Linn Energy, LLC
Following are summarized statements of operations and balance sheets information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Summarized Linn Energy, LLC Statements of Operations Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Revenues and other	$321,828	$596,951	$1,238,375	$1,330,538
Expenses	(560,590)	(669,919)	(1,684,745)	(1,347,073)
Other income and (expenses)	(143,095)	(136,849)	(281,774)	(272,965)
Income tax (expense) benefit	2,730	1,947	9,857	(3,707)
Net loss	$(379,127)	$(207,870)	$(718,287)	$(293,207)
Summarized Linn Energy, LLC Balance Sheets Information

	June 30, 2015	December 31, 2014
	(in thousands)

Current assets	$1,458,320	$1,706,590
Noncurrent assets	14,053,706	14,716,919
	15,512,026	16,423,509
Current liabilities	740,006	982,545
Noncurrent liabilities	10,910,691	10,897,359
Unitholders’ capital	$3,861,329	$4,543,605

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 4 – Income Taxes
The Company is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At June 30, 2015, and December 31, 2014, the majority of the Company’s temporary difference and associated deferred taxes result from its investment in LINN Energy, and based on estimates of future taxable income for the periods in which the deferred tax assets are deductible, valuation allowances of approximately $67 million and $36 million, respectively, were established to reduce the net deferred tax assets to an amount that is more likely than not to be recognized.
Note 5 – Distributions and Dividends
The following provides a summary of distributions paid by LINN Energy to LinnCo and dividends paid by LinnCo to its shareholders during the six months ended June 30, 2015:
LINN Energy Distributions to LinnCo

Date Paid	Distributions Per Unit	Total Distributions
		(in millions)

June 2015	$0.1042	$13
May 2015	$0.1042	$13
April 2015	$0.1042	$13
March 2015	$0.1042	$13
February 2015	$0.1042	$13
January 2015	$0.1042	$13

LinnCo Dividends to its Shareholders

Date Paid	Dividends Per Share	Total Dividends
		(in millions)

June 2015	$0.1042	$13
May 2015	$0.1042	$13
April 2015	$0.1042	$13
March 2015	$0.1042	$15
February 2015	$0.1042	$13
January 2015	$0.1042	$13
On July 1, 2015, LINN Energy’s Board declared a cash distribution of $0.3125 per unit with respect to the second quarter of 2015, to be paid in three equal monthly installments of $0.1042 per unit. The first monthly distribution with respect to the second quarter of 2015, totaling approximately $13 million, was paid to LinnCo on July 16, 2015.
On July 1, 2015, the Company’s Board declared a cash dividend of $0.3125 per common share with respect to the second quarter of 2015, to be paid in three equal monthly installments of $0.1042 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management determined that no income tax reserve was required to be deducted from the cash dividend declared on July 1, 2015. The first monthly dividend with respect to the second quarter of 2015, totaling approximately $13 million, was paid on July 17, 2015, to shareholders of record as of the close of business on July 13, 2015.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 6 – Supplemental Disclosures to the Statements of Cash Flows
For the six months ended June 30, 2015, and June 30, 2014, LinnCo incurred and recorded approximately $2.5 million and $1.5 million, respectively, of general and administrative expenses and certain offering costs. Of the expenses and costs incurred for the six months ended June 30, 2015, and June 30, 2014, approximately $2.2 million and $1.5 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2015, and June 30, 2014, respectively. In addition, during the six months ended June 30, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013. All of these expenses and costs are paid by LINN Energy on LinnCo’s behalf, and therefore, are accounted for as capital contributions and reflected as noncash transactions by LinnCo.
During the six months ended June 30, 2015, the Company made cash payments for income taxes of approximately $186,000. The Company made no cash payments for income taxes during the six months ended June 30, 2014.

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
LinnCo’s success is dependent upon the operation and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.
Business
At no time after LinnCo’s formation and prior to the initial public offering (“IPO”) did LinnCo have any operations or own any interest in LINN Energy. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, LINN Energy. In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of June 30, 2015, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy.
Recent Developments
In January 2015, LINN Energy’s board of directors approved a reduction of LINN Energy’s distribution to $1.25 per unit, from the previous level of $2.90 per unit, on an annualized basis. In addition, the Company’s 2015 budget includes a 61% reduction in capital expenditures to approximately $610 million, from approximately $1.6 billion spent in 2014. The 2015 budget contemplates significantly lower commodity prices as compared to 2014, and the reduction of the distribution and capital budget was intended to solidify LINN Energy’s financial position and allow it to regain a useful cost of capital. The dividends LinnCo pays are dependent on the cash distributions it receives from LINN Energy; therefore, LinnCo’s board of directors also reduced LinnCo’s dividend to $1.25 per share.
In July 2015, LINN Energy announced that its management intends to recommend to its board of directors that it suspend payment of LINN Energy’s distribution at the end of the third quarter of 2015. Since the dividends LinnCo pays are subject to receipt of cash distributions from its LINN Energy units, the payment of LinnCo’s dividend would also be suspended at such time.
Results of Operations
Equity Loss from Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity loss consists of its share of LINN Energy’s losses attributed to the units the Company owns as well as the amortization of the difference between the Company’s investment in LINN Energy and LINN Energy’s underlying net assets attributable to certain assets and

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

liabilities. As a result of LINN Energy completing a public offering of its units in May 2015, the Company’s ownership of LINN Energy’s outstanding units decreased from approximately 39% to approximately 37%. The percentage ownership of LINN Energy could continue to change due to the Company’s ownership of additional units or other issuances or repurchases of units by LINN Energy.
Following are summarized statements of operations information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Linn Energy, LLC

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Revenues and other	$321,828	$596,951	$1,238,375	$1,330,538
Expenses	(560,590)	(669,919)	(1,684,745)	(1,347,073)
Other income and (expenses)	(143,095)	(136,849)	(281,774)	(272,965)
Income tax (expense) benefit	2,730	1,947	9,857	(3,707)
Net loss	$(379,127)	$(207,870)	$(718,287)	$(293,207)
General and Administrative Expenses
The Company’s general and administrative expenses are associated with managing the business and affairs of LinnCo. For the three months and six months ended June 30, 2015, LinnCo incurred total general and administrative expenses of approximately $901,000 and $1.9 million, respectively, of which approximately $1.8 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2015. The expenses for the three months and six months ended June 30, 2015, include approximately $492,000 and $983,000, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.
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
Income Tax Benefit
Income tax benefit of approximately $13 million and $32 million, respectively, for the three months and six months ended June 30, 2015, and income tax benefit of approximately $26 million and $38 million, respectively, for the three months and six months ended June 30, 2014, are based on the Company’s net loss for the periods, primarily associated with its equity loss from its investment in LINN Energy. During the second quarter of 2015, the income tax benefit decreased primarily due to an increase in the Company’s valuation allowances recorded during the period to reduce the net deferred tax assets to an amount that is more likely than not to be recognized. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. These estimates of future taxable income are significantly affected by changes in commodity prices, the timing and amount of future production and future operating and capital costs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity and Capital Resources
The Company’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO and in connection with the Berry acquisition and (2) voting shares, 100% of which are held by LINN Energy. At June 30, 2015, LinnCo’s issued capitalization consisted of approximately $3.9 billion in common shares representing limited liability company interests (“shares”) and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board of Directors (“Board”) and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
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
At-the-Market Offering Program
The Company’s Board has authorized the sale of up to $500 million of shares under an at-the-market offering program. Sales of shares, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Select Market, any other national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of the shares to purchase additional LINN Energy units. As of June 30, 2015, no shares had been sold under the program.
Distributions and Dividends
Within five business days after receiving a cash distribution related to its interest in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), if any, as dividends to its shareholders. The following provides a summary of dividends paid by the Company during the six months ended June 30, 2015:

Date Paid	Dividends Per Share	Total Dividends
		(in millions)

June 2015	$0.1042	$13
May 2015	$0.1042	$13
April 2015	$0.1042	$13
March 2015	$0.1042	$15
February 2015	$0.1042	$13
January 2015	$0.1042	$13
On July 1, 2015, LINN Energy’s Board declared a cash distribution of $0.3125 per unit with respect to the second quarter of 2015, to be paid in three equal monthly installments of $0.1042 per unit. The first monthly distribution with respect to the second quarter of 2015, totaling approximately $13 million, was paid to LinnCo on July 16, 2015.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

On July 1, 2015, the Company’s Board declared a cash dividend of $0.3125 per common share with respect to the second quarter of 2015, to be paid in three equal monthly installments of $0.1042 per common share pending the receipt of the applicable cash distribution from LINN Energy. Company management determined that no income tax reserve was required to be deducted from the cash dividend declared on July 1, 2015. The first monthly dividend with respect to the second quarter of 2015, totaling approximately $13 million, was paid on July 17, 2015, to shareholders of record as of the close of business on July 13, 2015.
In July 2015, LINN Energy announced that its management intends to recommend to its board of directors that it suspend payment of LINN Energy’s distribution at the end of the third quarter of 2015. Since the dividends LinnCo pays are subject to receipt of cash distributions from its LINN Energy units, the payment of LinnCo’s dividend would also be suspended at such time.
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company records its share of LINN Energy’s net income (loss) in the period in which it is earned. At June 30, 2015, the Company owned approximately 37% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (loss).
At June 30, 2015, the carrying amount of the Company’s investment in LINN Energy was less than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $380 million. The difference is attributable to proved and unproved oil and natural gas properties and senior notes, and is included in “investment in Linn Energy, LLC” on the balance sheets and amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy.
Impairment testing on the Company’s investment in LINN Energy is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. No impairment had occurred with respect to the Company’s investment in LINN Energy for the six months ended June 30, 2015, or June 30, 2014. There have been declines in the quoted market price of LINN Energy units subsequent to June 30, 2015, and if the Company were to determine that such loss in value has indicated an impairment that is other than temporary, accounting rules may require the Company to write down, as a noncash charge to earnings, the carrying value of its investment in LINN Energy. Any impairment could be substantial and have a material adverse effect on the Company’s results of operations in the period incurred.
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

•
integration of acquired businesses and operations and commencement of activities in LINN Energy’s strategic alliances with GSO Capital Partners LP and Quantum Energy Partners, which may take longer than anticipated, may be more costly than anticipated as a result of unexpected factors or events and may have an unanticipated adverse effect on LINN Energy’s business.

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
For a discussion of these matters as they pertain to LINN Energy, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as activities of LINN Energy have an impact on the Company’s results of operations and financial position.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial

Item 4.    Controls and Procedures - Continued

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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
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
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2015 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
LINN Energy’s board of directors has the ability to reserve any or all of its cash on hand at the end of a quarter for purposes other than distribution to unitholders, including reduction of indebtedness.
Although LINN Energy may have generated sufficient net cash provided by operating activities during any particular quarter, its board of directors has the ability under LINN Energy’s limited liability company agreement to establish a cash reserve, which could encompass all of the cash otherwise available for distribution, to provide for the proper conduct of its business in both the short and long term. To provide for the proper conduct of LINN Energy’s business, the board of directors can determine to reserve cash to reduce indebtedness, among other things.
Any decision to reserve some or all of LINN Energy’s cash on hand for such purposes and not distribute it may significantly impact its unitholders, as well as its business and operations. The market value of LINN Energy’s units may decrease in response to or in anticipation of a decrease or suspension of a distribution. Suspension of the distribution may have a tax impact on LINN Energy’s unitholders. Please see the risk factor in LINN Energy’s 2014 Annual Report on Form 10-K entitled “Unitholders are required to pay taxes on their share of our taxable income, including their share of ordinary income and capital gain upon dispositions of properties by us, even if they do not receive any cash distributions from us” for more information. External perceptions of the health of LINN Energy’s business and its liquidity may also be impacted, which could further limit its ability to access capital markets, cause its vendors to tighten its credit terms and cause a strain in its relationship with landowners and other business partners. Further, LINN Energy’s employees may become distracted from its day to day operations due to concern about LINN Energy’s business and unit price.
Any reduction, suspension or elimination in LINN Energy’s cash distributions may cause us to reduce, suspend or eliminate our dividends.
LINN Energy is currently dependent on its credit facilities for liquidity. Any further reduction of the borrowing bases under its credit facilities could reduce or eliminate its ability to borrow under the credit facilities and may require it to repay indebtedness under its credit facilities earlier than anticipated, which would adversely impact its liquidity.
Subject to amounts reserved in the discretion of LINN Energy’s board of directors to provide for the proper conduct of LINN Energy’s business, its limited liability company agreement provides that it makes distributions to its unitholders of available cash. Therefore, LINN Energy has not historically accumulated cash to preserve liquidity and has been dependent on the capital markets and its credit facilities for liquidity. Due to low commodity prices and other factors, the capital markets have been constrained. If these constraints continue, LINN Energy will be primarily reliant on its credit facilities for liquidity. Since our only significant assets are LINN Energy units representing limited liability company interests in LINN Energy, our cash flow and business would be affected by any LINN Energy liquidity issues.
At June 30, 2015, there was approximately $1.5 billion of available borrowing capacity under LINN Energy’s credit facilities. Each of LINN Energy’s credit facilities is subject to scheduled redeterminations, semi-annually in April and October, of its borrowing base, based primarily on reserve reports using lender commodity price expectations at such time. As a result of lower commodity prices, in May 2015 the borrowing base under the LINN credit facility decreased from $4.5 billion to $4.05 billion and the borrowing base under the Berry credit facility decreased from $1.4 billion to $1.2 billion. Continued low or further declining commodity prices, reductions in LINN Energy’s capital budget and the resulting reserve write-downs, along with the maturity schedule of LINN Energy’s hedges, are expected to result in further decreases in both borrowing bases at the October 2015 redetermination and may also impact future redeterminations.

Item 1A.    Risk Factors - Continued

To the extent LINN Energy’s borrowing bases are reduced to or below the amount of borrowings outstanding, LINN Energy would be unable to continue to borrow and any excess borrowings may become due within a short time span. LINN Energy may not have the financial resources to make mandatory prepayments and its liquidity would be significantly impacted.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors has authorized the repurchase of up to $250 million of the Company’s outstanding shares from time to time on the open market or in negotiated purchases. The timing and amounts of any such repurchases are at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements. The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. The Company did not repurchase any shares during the six months ended June 30, 2015, and as of June 30, 2015, the entire amount remained available for share repurchase under the program.

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

31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1*	—	Linn Energy, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LinnCo, LLC
(Registrant)

Date: August 3, 2015	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)