Form 10-Q
period 2015-09-30
LinnCo, LLC
filed 2015-11-06
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Large accelerated filer  ☒      Accelerated filer   ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2015, there were 128,544,174 common shares outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
LINNCO, LLC
BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$6,451	$6,544
Income taxes receivable	12,434	12,870
Deferred offering costs	—	15
Deferred income taxes	1,843	46,441
Total current assets	20,728	65,870

Noncurrent assets:
Deferred income taxes	12,364	—
Investment in Linn Energy, LLC	345,784	1,302,152
Total noncurrent assets	358,148	1,302,152
Total assets	$378,876	$1,368,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,008	$1,335
Income taxes payable	7,792	80
Total current liabilities	8,800	1,415

Noncurrent liabilities:
Income taxes payable	—	7,716
Deferred income taxes	—	60,340
Total noncurrent liabilities	—	68,056

Shareholders’ equity:
Voting shares; unlimited shares authorized; 1 share issued and outstanding at September 30, 2015, and December 31, 2014	1	1
Common shares; unlimited shares authorized; 128,544,174 shares issued and outstanding at September 30, 2015, and December 31, 2014	3,868,322	3,868,322
Additional paid-in capital	42,121	39,294
Accumulated deficit	(3,540,368)	(2,609,066)
	370,076	1,298,551
Total liabilities and shareholders’ equity	$378,876	$1,368,022
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Equity income (loss) from investment in Linn Energy, LLC	$(663,276)	$172,200	$(835,820)	$74,672
General and administrative expenses	(965)	(644)	(2,842)	(2,046)
Gain on transfer of Berry	—	9,830	—	8,499
Income (loss) before income taxes	(664,241)	181,386	(838,662)	81,125
Income tax (expense) benefit	(3,712)	(63,776)	27,908	(26,141)
Net income (loss)	$(667,953)	$117,610	$(810,754)	$54,984

Net income (loss) per share, basic and diluted	$(5.20)	$0.91	$(6.31)	$0.43

Weighted average shares outstanding	128,544	128,544	128,544	128,519

Dividends declared per share	$0.313	$0.725	$0.938	$2.175
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	(in thousands)

December 31, 2014	128,544	$3,868,323	$39,294	$(2,609,066)	$1,298,551
Capital contributions from Linn Energy, LLC		—	2,827	—	2,827
Dividends to shareholders		—	—	(120,548)	(120,548)
Net loss		—	—	(810,754)	(810,754)
September 30, 2015	128,544	$3,868,323	$42,121	$(3,540,368)	$370,076
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)

Cash flow from operating activities:
Net income (loss)	$(810,754)	$54,984
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity (income) loss from investment in Linn Energy, LLC	835,820	(74,672)
Noncash general and administrative expenses paid by Linn Energy, LLC	2,842	2,046
Gain on transfer of Berry	—	(8,499)
Deferred income taxes	(28,106)	26,141
Decrease in income taxes receivable	436	—
Increase in accounts payable	55	—
Decrease in income taxes payable	(4)	(475)
Cash distributions received	120,548	279,537
Net cash provided by operating activities	120,837	279,062

Cash flow from financing activities:
Dividends paid to shareholders	(120,930)	(279,537)
Net cash used in financing activities	(120,930)	(279,537)

Net decrease in cash and cash equivalents	(93)	(475)
Cash and cash equivalents:
Beginning	6,544	1,045
Ending	$6,451	$570
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012, that completed its initial public offering (“IPO”) in October 2012. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, Linn Energy, LLC (“LINN Energy”). In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of September 30, 2015, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market under the symbol “LINE.” At September 30, 2015, LINN Energy’s last reported sales price was $2.69 per unit, as reported by NASDAQ, and the Company owned approximately 37% of LINN Energy’s outstanding units.
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
For the three months and nine months ended September 30, 2015, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $965,000 and $2.8 million, respectively, all of which had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2015. The expenses for the three months and nine months ended September 30, 2015, include approximately $491,000 and $1.5 million, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.
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

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity income (loss) consists of its share of LINN Energy’s earnings or losses attributed to the units the Company owns, the amortization of the difference between the Company’s investment in LINN Energy and LINN Energy’s underlying net assets attributable to certain assets and liabilities, and impairments. The Company records its share of LINN Energy’s net income (loss) in the period in which it is earned. At September 30, 2015, the Company owned approximately 37% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units.  Changes in the Company’s ownership percentage affect its net income (loss).
Impairment testing on the Company’s investment in LINN Energy is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. At September 30, 2015, declines in the quoted market price of LINN Energy units, when considering the suspension of LINN Energy’s distribution and continued low commodity prices, were determined by the Company to be other than temporary. Accordingly, the Company reduced the carrying value of its investment to fair value by recording a charge in excess of what would otherwise be recognized by application of the equity method. The carrying value was reduced to fair value using LINN Energy’s quoted market price of $2.69 per unit at September 30, 2015, which is characteristic of a Level 1 fair value measurement. The impairment charge of approximately $326 million is included in “equity income (loss) from investment in Linn Energy, LLC” on the statements of operations. No impairment had occurred with respect to the Company’s investment in LINN Energy for the nine months ended September 30, 2014.
At September 30, 2015, the carrying amount of the Company’s investment in LINN Energy was less than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $472 million. The difference is attributable to proved and unproved oil and natural gas properties and senior notes, and is included in “investment in Linn Energy, LLC” on the balance sheets and amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 2 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN Energy. At September 30, 2015, LinnCo’s issued capitalization consisted of approximately $3.9 billion in common shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of shares and voting shares. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
At-the-Market Offering Program
The Company’s Board has authorized the sale of up to $500 million of shares under an at-the-market offering program. Sales of shares, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Select Market, any other national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of shares to purchase additional LINN Energy units. As of September 30, 2015, no shares had been sold under the program.
Note 3 – Summarized Financial Information for Linn Energy, LLC
Following are summarized statements of operations and balance sheets information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Summarized Linn Energy, LLC Statements of Operations Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Revenues and other	$998,304	$1,435,115	$2,236,679	$2,765,653
Expenses	(2,623,101)	(1,284,354)	(4,307,846)	(2,631,427)
Other income and (expenses)	57,657	(155,894)	(224,117)	(428,859)
Income tax (expense) benefit	(2,177)	1,033	7,680	(2,674)
Net loss	$(1,569,317)	$(4,100)	$(2,287,604)	$(297,307)
Summarized Linn Energy, LLC Balance Sheets Information

	September 30, 2015	December 31, 2014
	(in thousands)

Current assets	$1,860,348	$1,706,590
Noncurrent assets	11,718,121	14,716,919
	13,578,469	16,423,509
Current liabilities	751,989	982,545
Noncurrent liabilities	10,632,175	10,897,359
Unitholders’ capital	$2,194,305	$4,543,605

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 4 – Income Taxes
The Company is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At September 30, 2015, and December 31, 2014, the majority of the Company’s temporary difference and associated deferred taxes result from its investment in LINN Energy. Based on estimates of future taxable income for the periods in which the deferred tax assets are deductible, valuation allowances of approximately $326 million and $36 million, respectively, were established to reduce the net deferred tax assets to an amount that is more likely than not to be recognized.
At September 30, 2015, the Company had a gross liability for uncertain income tax benefits of approximately $15 million. During the quarter ended September 30, 2015, the Company reduced the balance of its unrecognized income tax benefits by approximately $5 million due to settlements with taxing authorities. The Company had accrued approximately $203,000 of interest related to its uncertain income tax positions as of September 30, 2015. The tax years 2010 – 2013 remain open to examination for federal income tax purposes.
Note 5 – Distributions and Dividends
The following provides a summary of distributions paid by LINN Energy to LinnCo and dividends paid by LinnCo to its shareholders during the nine months ended September 30, 2015:
LINN Energy Distributions to LinnCo

Date Paid	Distributions Per Unit	Total Distributions
		(in millions)

September 2015	$0.1042	$13
August 2015	$0.1042	$13
July 2015	$0.1042	$13
June 2015	$0.1042	$13
May 2015	$0.1042	$13
April 2015	$0.1042	$13
March 2015	$0.1042	$13
February 2015	$0.1042	$13
January 2015	$0.1042	$13

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

LinnCo Dividends to its Shareholders

Date Paid	Dividends Per Share	Total Dividends
		(in millions)

September 2015	$0.1042	$13
August 2015	$0.1042	$13
July 2015	$0.1042	$13
June 2015	$0.1042	$13
May 2015	$0.1042	$13
April 2015	$0.1042	$13
March 2015	$0.1042	$15
February 2015	$0.1042	$13
January 2015	$0.1042	$13
In October 2015, LINN Energy suspended the payment of its distribution. Since LinnCo pays its dividend from the receipt of cash distributions from LINN Energy, LinnCo will not pay a dividend while LINN Energy’s distributions are suspended.
Note 6 – Supplemental Disclosures to the Statements of Cash Flows
For the nine months ended September 30, 2015, and September 30, 2014, LinnCo incurred and recorded approximately $2.8 million and $2.1 million, respectively, of general and administrative expenses and certain offering costs. Of the expenses and costs incurred, all had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2015, and approximately $1.9 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2014. In addition, during the nine months ended September 30, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013. All of these expenses and costs are paid by LINN Energy on LinnCo’s behalf, and therefore, are accounted for as capital contributions and reflected as noncash transactions by LinnCo.
During the nine months ended September 30, 2015, and September 30, 2014, the Company made cash payments for income taxes of approximately $202,000 and $475,000, respectively.

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
LinnCo’s success is dependent upon the operation and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.
Business
At no time after LinnCo’s formation and prior to the initial public offering (“IPO”) did LinnCo have any operations or own any interest in LINN Energy. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, LINN Energy. In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of September 30, 2015, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy.
Recent Developments
In October 2015, LINN Energy suspended the payment of its distribution. Since LinnCo pays its dividend from the receipt of cash distributions from LINN Energy, LinnCo will not pay a dividend while LINN Energy’s distributions are suspended.
In January 2015, LINN Energy reduced its distribution to $1.25 per unit, from the previous level of $2.90 per unit, on an annualized basis. In addition, LINN Energy’s 2015 budget includes a 65% reduction in capital expenditures to approximately $550 million, from approximately $1.6 billion spent in 2014. The 2015 budget contemplates significantly lower commodity prices as compared to 2014, and the reduction of the capital budget was intended to solidify LINN Energy’s financial position. The dividends LinnCo pays are dependent on the cash distributions it receives from LINN Energy; therefore, LinnCo also reduced its dividend to $1.25 per share and paid a monthly dividend through September 2015.
Results of Operations
Equity Income (Loss) from Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity income (loss) consists of its share of LINN Energy’s earnings or losses attributed to the units the Company owns, the amortization of the difference between the Company’s investment in LINN Energy and LINN Energy’s underlying net assets attributable to certain assets and liabilities, and impairments. As a result of LINN Energy completing a public offering of its units in May 2015, the Company’s ownership of LINN Energy’s outstanding units decreased from approximately 39% to approximately 37%. The

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

percentage ownership of LINN Energy could continue to change due to the Company’s ownership of additional units or other issuances or repurchases of units by LINN Energy.
Impairment testing on the Company’s investment in LINN Energy is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. At September 30, 2015, declines in the quoted market price of LINN Energy units, when considering the suspension of LINN Energy’s distribution and continued low commodity prices, were determined by the Company to be other than temporary. Accordingly, the Company reduced the carrying value of its investment to fair value by recording a charge in excess of what would otherwise be recognized by application of the equity method. The carrying value was reduced to fair value using LINN Energy’s quoted market price of $2.69 per unit at September 30, 2015, which is characteristic of a Level 1 fair value measurement. The impairment charge of approximately $326 million is included in “equity income (loss) from investment in Linn Energy, LLC” on the statements of operations. No impairment had occurred with respect to the Company’s investment in LINN Energy for the nine months ended September 30, 2014.
Following are summarized statements of operations information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Summarized Linn Energy, LLC Statements of Operations Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Revenues and other	$998,304	$1,435,115	$2,236,679	$2,765,653
Expenses	(2,623,101)	(1,284,354)	(4,307,846)	(2,631,427)
Other income and (expenses)	57,657	(155,894)	(224,117)	(428,859)
Income tax (expense) benefit	(2,177)	1,033	7,680	(2,674)
Net loss	$(1,569,317)	$(4,100)	$(2,287,604)	$(297,307)
General and Administrative Expenses
The Company’s general and administrative expenses are associated with managing the business and affairs of LinnCo. For the three months and nine months ended September 30, 2015, LinnCo incurred total general and administrative expenses of approximately $965,000 and $2.8 million, respectively, all of which had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2015. The expenses for the three months and nine months ended September 30, 2015, include approximately $491,000 and $1.5 million, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.
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

Income Tax (Expense) Benefit
Income tax expense of approximately $4 million for the three months ended September 30, 2015, income tax benefit of approximately $28 million for the nine months ended September 30, 2015, and income tax expense of approximately $64 million and $26 million, respectively, for the three months and nine months ended September 30, 2014, are based on the Company’s net income (loss) for the periods, primarily associated with equity income (loss) from its investment in LINN Energy. During the third quarter of 2015, the tax benefit associated with the book loss was offset by a valuation allowance. The expense for the period primarily represents the reduction of a tax benefit recognized in a prior period. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. These estimates of future taxable income are significantly affected by changes in commodity prices, the timing and amount of future production and future operating and capital costs.
Liquidity and Capital Resources
The Company’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO and in connection with the Berry acquisition and (2) voting shares, 100% of which are held by LINN Energy. At September 30, 2015, LinnCo’s issued capitalization consisted of approximately $3.9 billion in common shares representing limited liability company interests (“shares”) and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board of Directors (“Board”) and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
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
The Company expects neither to generate nor to require significant cash in its ongoing business. Any cash received from the sale of additional shares will be immediately used to purchase LINN Energy units. Accordingly, the Company does not anticipate any other sources or needs for additional liquidity, other than if the Company had a tax obligation. Such tax obligation would require some form of liquidity to satisfy, including a cash contribution from LINN Energy, which LINN Energy is not required to provide.
At-the-Market Offering Program
The Company’s Board has authorized the sale of up to $500 million of shares under an at-the-market offering program. Sales of shares, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Select Market, any other national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of shares to purchase additional LINN Energy units. As of September 30, 2015, no shares had been sold under the program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Distributions and Dividends
Within five business days after receiving a cash distribution related to its interest in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income tax liability (“tax reserve”), if any, as dividends to its shareholders. The following provides a summary of dividends paid by the Company during the nine months ended September 30, 2015:

Date Paid	Dividends Per Share	Total Dividends
		(in millions)

September 2015	$0.1042	$13
August 2015	$0.1042	$13
July 2015	$0.1042	$13
June 2015	$0.1042	$13
May 2015	$0.1042	$13
April 2015	$0.1042	$13
March 2015	$0.1042	$15
February 2015	$0.1042	$13
January 2015	$0.1042	$13
In October 2015, LINN Energy suspended the payment of its distribution. Since LinnCo pays its dividend from the receipt of cash distributions from LINN Energy, LinnCo will not pay a dividend while LINN Energy’s distributions are suspended.
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company records its share of LINN Energy’s net income (loss) in the period in which it is earned. At September 30, 2015, the Company owned approximately 37% of LINN Energy’s outstanding units. The Company’s ownership percentage could change as LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (loss).
At September 30, 2015, the carrying amount of the Company’s investment in LINN Energy was less than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $472 million. The difference is attributable to proved and unproved oil and natural gas properties and senior notes, and is included in “investment in Linn Energy, LLC” on the balance sheets and amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income from the Company’s investment in LINN Energy.

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

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Because substantially all of LinnCo’s assets consist of its interest in LINN Energy’s units, these risks and uncertainties primarily relate to LINN Energy’s business which include the following:

•	business strategy;

•	acquisition strategy;

•	financial strategy;

•	effects of legal proceedings;

•	ability to resume payment of distributions in the future or maintain or grow them after such resumption;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results, including results of acquired properties;

•	plans, objectives, expectations and intentions;

•	taxes; and

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
For a discussion of these matters as they pertain to LINN Energy, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, which is

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

included in this filing as Exhibit 99.1 and incorporated herein by reference as activities of LINN Energy have an impact on the Company’s results of operations and financial position.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
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
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2015 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
None
Item 1A.    Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our shares are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. Except as set forth below, as of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission.
LINN Energy’s board of directors has the ability to reserve any or all of its cash on hand at the end of a quarter for purposes other than distribution to unitholders, including reduction of indebtedness.
Although LINN Energy may have generated sufficient net cash provided by operating activities during any particular quarter, its board of directors has the ability under LINN Energy’s limited liability company agreement to establish a cash reserve, which could encompass all of the cash otherwise available for distribution, to provide for the proper conduct of its business in both the short and long term. To provide for the proper conduct of LINN Energy’s business, the board of directors can determine to reserve cash to reduce indebtedness, among other things. For example, in October 2015, LINN Energy’s board of directors approved a suspension of its distribution. LINN Energy’s decision to reserve all of its cash on hand for such allowed purposes and not distribute it may significantly impact its unitholders, as well as its business and operations. The market value of LINN Energy’s units may remain depressed or further decrease unless and until LINN Energy resumes a distribution. In addition, further refinancing or restructuring of LINN Energy’s debt may require it to accept covenants that further restrict its ability to reinstate distributions. External perceptions of the health of LINN Energy’s business and its liquidity may also be impacted, which could further limit its ability to access capital markets, cause its vendors to tighten its credit terms and cause a strain in its relationship with landowners and other business partners.
LINN Energy is currently dependent on its credit facilities for liquidity. Any further reduction of the borrowing bases under its credit facilities could reduce or eliminate its ability to borrow under the credit facilities and may require it to repay indebtedness under its credit facilities earlier than anticipated, which would adversely impact its liquidity.
Subject to amounts reserved in the discretion of LINN Energy’s board of directors to provide for the proper conduct of LINN Energy’s business, its limited liability company agreement provides that it makes distributions to its unitholders of available cash. Therefore, LINN Energy has not historically accumulated cash to preserve liquidity and has been dependent on the capital markets and its credit facilities for liquidity. Due to low commodity prices and other factors, the capital markets have been constrained. Although LINN Energy’s board of directors approved a suspension of its distribution, if these constraints continue, LINN Energy will continue to be primarily reliant on its credit facilities, and to the extent available, the excess of its net cash provided by operating activities, for liquidity. Since our only significant assets are LINN Energy units representing limited liability company interests in LINN Energy, our cash flow and business would be affected by any LINN Energy liquidity issues.
At September 30, 2015, there was approximately $1.2 billion of available borrowing capacity under LINN Energy’s credit facilities. Each of LINN Energy’s credit facilities is subject to scheduled redeterminations, semi-annually in April and October, of its borrowing base, based primarily on reserve reports using lender commodity price expectations at such time. As a result of lower commodity prices, in May 2015, the borrowing base under the LINN credit facility decreased from $4.5 billion to $4.05 billion and the borrowing base under the Berry credit facility decreased from $1.4 billion to $1.2 billion. In October 2015, the borrowing base under the LINN credit facility was reaffirmed at $4.05 billion, subject to certain conditions, and the borrowing base under the Berry credit facility decreased from $1.2 billion to $900 million. Continued low commodity prices, reductions in LINN Energy’s capital budget and the resulting reserve write-downs, along with the maturity schedule of LINN Energy’s hedges, may impact future redeterminations.
To the extent LINN Energy’s borrowing bases are reduced to or below the amount of borrowings outstanding, LINN Energy would be unable to continue to borrow and any excess borrowings may become due within a short time span. LINN Energy may not have the financial resources to make mandatory prepayments and its liquidity would be significantly impacted.

Item 1A.    Risk Factors - Continued

We are required to pay taxes on our share of LINN Energy’s taxable income, including our share of ordinary income and capital gain upon dispositions of properties by us or cancellation of debt, even if we do not receive any cash distributions from LINN Energy. Our share of LINN Energy’s taxable income, gain, loss and deduction, or specific items thereof, may be substantially different than our interest in LINN Energy’s economic profits.
We are required to pay federal income taxes and, in some cases, state and local income taxes on our share of LINN Energy’s taxable income, whether or not we receive any cash distributions from LINN Energy. We may not receive cash distributions from LINN Energy equal to our share of LINN Energy’s taxable income or even equal to the actual tax liability that results from our share of LINN Energy’s taxable income.
For example, LINN Energy’s previously announced repurchases of approximately $783 million of its outstanding senior notes at prices lower than face amount have resulted, and any similar transactions in the future will result, in the cancellation of debt income that will be allocated to LINN Energy’s unitholders, including us. Some or all of LINN Energy’s unitholders may be allocated substantial amounts of such taxable income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect to us will depend on our individual tax position with respect to the LINN Energy units. If we were to have a tax obligation, we may not have enough cash reserved or other liquidity to meet that obligation, in which case we would have to rely on LINN Energy to provide us with cash to pay any such tax obligation. LINN Energy is not required to pay our income taxes.
In addition, LINN Energy may sell a portion of its properties and use the proceeds to pay down debt or acquire other properties rather than distributing the proceeds to its unitholders, including us, and some or all of LINN Energy’s unitholders may be allocated substantial taxable income with respect to that sale. A unitholder’s share of LINN Energy’s taxable income upon a disposition of property by LINN Energy may be ordinary income or capital gain or some combination thereof. Even where LINN Energy disposes of properties that are capital assets, what otherwise would be capital gains may be recharacterized as ordinary income in order to “recapture” ordinary deductions that were previously allocated to a unitholder related to the same property.
Our share of LINN Energy’s taxable income and gain (or specific items thereof) may be substantially greater than, or LINN Energy’s tax losses and deductions (or specific items thereof) may be substantially less than, our interest in LINN Energy’s economic profits. This may occur, for example, for a unitholder who acquires units directly from LINN Energy in exchange for property whose fair market value exceeds its tax basis at the time of the exchange. Cash distributions from LINN Energy decrease a unitholder’s tax basis in its units, and the amount, if any, of excess distributions over a unitholder’s tax basis in its units will, in effect, become taxable income to the unitholder, above and beyond the unitholder’s share of LINN Energy’s taxable income and gain (or specific items thereof).
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors has authorized the repurchase of up to $250 million of the Company’s outstanding shares from time to time on the open market or in negotiated purchases. The timing and amounts of any such repurchases are at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements. The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. The Company did not repurchase any shares during the nine months ended September 30, 2015, and as of September 30, 2015, the entire amount remained available for share repurchase under the program.

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

10.1	—
Separation Agreement by and between Linn Operating, Inc. and Kolja Rockov, effective as of August 31, 2015 (incorporated herein by reference to Exhibit 10.1 to Linn Energy, LLC’s Quarterly Report on Form 10-Q filed on November 5, 2015)

31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1*	—	Linn Energy, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LinnCo, LLC
(Registrant)

Date: November 6, 2015	/s/ Darren R. Schluter
Darren R. Schluter
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: November 6, 2015	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)