Form 10-K
period 2015-12-31
LinnCo, LLC
filed 2016-03-15
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ Smaller reporting company  ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.2 billion on June 30, 2015, based on $9.45 per share, the last reported sales price of the shares on the NASDAQ Global Select Market on such date.
As of January 31, 2016, there were 128,544,174 common shares outstanding.
Documents Incorporated By Reference:
Annual Report on Form 10-K of Linn Energy, LLC for the year ended December 31, 2015.
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders, or will be included in an amendment to this Annual Report on Form 10-K.

i

Part I

Item 1.    Business
This Annual Report on Form 10-K contains forward-looking statements based on expectations, estimates and assumptions as of the date of this filing. These statements by their nature are subject to a number of risks and uncertainties. Actual results may differ materially from those discussed in the forward-looking statements. For more information, see “Cautionary Statement Regarding Forward-Looking Statements” included at the end of this Item 1. “Business” and see also Item 1A. “Risk Factors.”
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
Overview
LinnCo is a Delaware limited liability company formed on April 30, 2012, under the Delaware Limited Liability Company Act. LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, Linn Energy, LLC (“LINN Energy”). In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of December 31, 2015, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LINE.”
LinnCo’s success is dependent upon the operations and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2015, has been included in this filing as Exhibit 99.1 and incorporated herein by reference. At December 31, 2015, the Company owned approximately 37% of LINN Energy’s outstanding units. At December 31, 2015, LINN Energy owned 100% of the Company’s sole voting share and all of the Company’s common shares were held by the public.
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

Item 1.    Business - Continued

Recent Developments
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details about the Company’s going concern uncertainty.
In October 2015, LINN Energy suspended the payment of its distribution. Since LinnCo pays its dividend from the receipt of cash distributions from LINN Energy, LinnCo will not pay a dividend while LINN Energy’s distributions are suspended.
In January 2015, LINN Energy reduced its distribution to $1.25 per unit, from the previous level of $2.90 per unit, on an annualized basis. Monthly distributions were paid by LINN Energy through September 2015. LinnCo also reduced its dividend to $1.25 per share in January 2015, and paid a monthly dividend through September 2015.
Employees
LinnCo has no employees. The Company has entered into an agreement with LINN Energy to provide the Company with the necessary services and support personnel. For more information, see Note 1 and LINN Energy’s Annual Report on Form 10‑K for the year ended December 31, 2015, included in this filing as Exhibit 99.1 and incorporated herein by reference.
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

Item 1.    Business - Continued

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
The forward-looking statements contained in this Annual Report on Form 10-K are largely based on LINN Energy and Company expectations, which reflect estimates and assumptions made by LINN Energy and Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 1A.    Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our shares are described below. This information should be considered carefully, together with other information in this report and other reports and materials we and LINN Energy file with the SEC. Because our only significant assets are the units issued by LINN Energy, our success is dependent solely upon the operation and management of LINN Energy and its resulting performance. The risk factors that affect LINN Energy also affect LinnCo; see “Risk Factors” within LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2015, included in this filing as Exhibit 99.1 and incorporated herein by reference.
If we are unable to pay our current liabilities, including our income taxes payable, as they becomes due, we may be unable to continue as a going concern.
As of December 31, 2015, we had income taxes payable of approximately $30 million and cash of approximately $11 million. Our only significant asset is our interest in LINN Energy units and our cash flow, which was historically used to pay dividends to our shareholders, is completely dependent upon the ability of LINN Energy to make distributions to its unitholders. In October 2015, LINN Energy suspended the payment of its distribution. Accordingly, the uncertainty associated with our ability to meet our commitments as they come due raises substantial doubt about our ability to continue as a going concern. The audit report we received with respect to our financial statements contains an explanatory paragraph expressing uncertainty as to our ability to continue as a going concern.
Our cash flow consists exclusively of distributions from LINN Energy.
Our only significant assets are the LINN Energy units representing limited liability company interests in LINN Energy that we own. Therefore, our cash flow is completely dependent upon the ability of LINN Energy to make distributions to its unitholders. Subject to amounts reserved in the discretion of LINN Energy’s board of directors to provide for the proper conduct of its business, LINN Energy’s limited liability company agreement provides that it makes distributions to its

Item 1A.    Risk Factors - Continued

unitholders of available cash. LINN Energy’s board of directors has the ability under its limited liability company agreement to establish a cash reserve, which could encompass all of the cash otherwise available for distributions to its unitholders, to provide for the proper conduct of its business in both the short and long term, including for reduction of indebtedness of LINN Energy. In 2015, in response to economic conditions and continued low commodity prices, LINN Energy reduced then later suspended its distribution to its unitholders. Since we pay our dividend from the receipt of cash distributions from LINN Energy, we will not pay a dividend while LINN Energy’s distributions are suspended and we will have no cash flow available to fund any expenses or costs not covered by LINN Energy.
If LINN Energy is unable to repay or refinance its existing and future debt as it becomes due, whether at maturity or as a result of acceleration, it may be unable to continue as a going concern.
LINN Energy has significant indebtedness under its May 2019 senior notes, November 2019 senior notes, April 2020 senior notes, Berry November 2020 senior notes, December 2020 senior secured second lien notes, February 2021 senior notes, September 2021 senior notes and Berry September 2022 senior notes (collectively, “notes”) and its credit facilities. As a result of its indebtedness, LINN Energy uses a significant portion of its cash flow to pay interest and principal (when due) on its notes and credit facilities, which reduces the cash available to finance its operations and other business activities and limits its flexibility in planning for or reacting to changes in its business and the industry in which it operates.
Based on its current estimates and expectations for commodity prices in 2016, LINN Energy does not expect to remain in compliance with all of the restrictive covenants contained in its credit facilities throughout 2016 unless those requirements are waived or amended. Additionally, the borrowing bases under LINN Energy’s credit facilities are subject to redeterminations in April 2016. Because its credit facilities are effectively fully drawn, any reduction in the borrowing bases would require LINN Energy to make mandatory prepayments to the extent existing indebtedness exceeds the new borrowing bases. LINN Energy also has substantial interest payments due during the next twelve months on its notes and its credit facilities. If LINN Energy fails to satisfy its obligations with respect to its indebtedness or fails to comply with the financial and other restrictive covenants contained in its credit facilities or the indentures governing its notes, an Event of Default (as defined in the applicable agreements) could result, which would permit acceleration of the indebtedness under certain circumstances and could result in an Event of Default and acceleration of its other debt and permit its secured lenders to foreclose on any of its assets securing such debt. Any accelerated debt would become immediately due and payable.
While LINN Energy is attempting to take appropriate mitigating actions to refinance any indebtedness prior to its maturity or otherwise extend the maturity dates, and to cure any potential defaults, there is no assurance that any particular actions with respect to refinancing existing indebtedness, extending the maturity of existing indebtedness or curing potential defaults in its existing and future debt agreements will be sufficient. The uncertainty associated with LINN Energy’s ability to meet its obligations as they become due raises substantial doubt about its ability to continue as a going concern. The report of LINN Energy’s independent registered public accounting firm that accompanies its audited consolidated financial statements in its Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about its ability to continue as a going concern.
LINN Energy is currently in default under its Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) and the indenture governing its second lien notes (“Second Lien Indenture”).
Under the LINN Credit Facility, LINN Energy is required to deliver audited consolidated financial statements without a going concern or like qualification or explanation. Because the audit report prepared by its auditors with respect to the consolidated financial statements includes such going concern explanation, LINN Energy is in default under the LINN Credit Facility as of its filing date, March 15, 2016.
If LINN Energy is unable to obtain a waiver or other suitable relief from the lenders under the LINN Credit Facility prior to the expiration of the 30 day grace period, an Event of Default will result and the lenders holding a majority of the commitments under the LINN Credit Facility could accelerate the outstanding indebtedness, which would make it immediately due and payable. If LINN Energy is unable to obtain a waiver from or otherwise reach an agreement with the lenders under the LINN Credit Facility and the indebtedness under the LINN Credit Facility is accelerated, then an Event of Default under LINN Energy’s senior notes and second lien notes would occur, which, if it continues beyond any applicable cure periods, would, to the extent the applicable lenders so elect, result in the acceleration of those obligations. Furthermore, an Event of Default under the LINN Credit Facility will also result in an Event of Default under Berry Petroleum Company,

Item 1A.    Risk Factors - Continued

LLC’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”), which in the absence of a waiver or other suitable relief and upon the election of the agent or lenders holding a majority of commitments under the Berry Credit Facility would result in the acceleration of indebtedness under the Berry Credit Facility. Such Event of Default would trigger an Event of Default under the Berry senior notes. If such Event of Default continues beyond any applicable cure periods, such Event of Default would result in an acceleration of the Berry senior notes.
Additionally, the Second Lien Indenture required LINN Energy to deliver mortgages by February 18, 2016, subject to a 45 day grace period. LINN Energy elected to exercise its right to the grace period and not deliver the mortgages, and as a result, LINN Energy is currently in default under the Second Lien Indenture. If LINN Energy does not deliver the mortgages within the 45 day grace period or is otherwise unable to obtain a waiver or other suitable relief from the holders under the Second Lien Indenture prior to the expiration of the 45 day grace period, an Event of Default (as defined in the Second Lien Indenture) will result and the trustee or note holders holding at least 25% in the aggregate principal amount of the outstanding second lien notes could accelerate the outstanding second lien notes, causing the second lien notes to be immediately due and payable.
If lenders, and subsequently noteholders, accelerate LINN Energy’s outstanding indebtedness, it will become immediately due and payable and LINN Energy will not have sufficient liquidity to repay those amounts. LINN Energy is currently in discussions with various stakeholders and is pursuing or considering a number of actions, but there can be no assurance that sufficient liquidity can be obtained from one or more of these actions or that these actions can be consummated within the period needed to meet certain obligations, and LINN Energy could be required to immediately file for protection under Chapter 11 of the U.S. Bankruptcy Code, and as a result, may result in LinnCo filing for protection under Chapter 11 of the U.S. Bankruptcy Code.
We and LINN Energy may seek the protection of the United States Bankruptcy Court (“Bankruptcy Court”) which may harm our businesses and place equity holders at significant risk of losing all of their investment in us.
We and LINN Energy have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives through a private restructuring. However, a filing under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) may be unavoidable. Seeking Bankruptcy Court protection could have a material adverse effect on our and LINN Energy’s business, financial condition, results of operations and liquidity. As long as a Chapter 11 proceeding continues, our and LINN Energy’s senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other key personnel necessary to the success and growth of our and LINN Energy’s business. Also during the Chapter 11 proceedings, LINN Energy’s ability to enter into new commodity derivatives covering additional estimated future production would be dependent upon either entering into unsecured hedges or obtaining Bankruptcy Court approval to enter into secured hedges. Furthermore, counterparties under its existing hedge transactions may elect to terminate those transactions in connection with a bankruptcy filing without its consent.
LINN Energy has a significant amount of indebtedness that is senior to its units in its capital structure. As a result, LINN Energy believes that seeking Bankruptcy Court protection under a Chapter 11 proceeding could cause its units to be canceled, result in a limited recovery for unitholders, if any, and place current LINN Energy equity holders at significant risk of losing all of their investment in it. Additionally, a Chapter 11 proceeding could cause our shares to be canceled, result in a limited recovery for shareholders, if any, and place current LinnCo equity holders at significant risk of losing all of their investment in us.
Failure to maintain the continued listing standards of the NASDAQ Global Select Market could result in delisting of our common shares, which could negatively impact the market price and liquidity of our common shares and our ability to access the capital markets.
Our common shares are listed on the NASDAQ Global Select Market (“NASDAQ”) and the continued listing of our common shares on NASDAQ is subject to our ability to comply with NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per common share. If we fail to satisfy such requirement for a period of 30 consecutive business days, NASDAQ will send us a deficiency notice indicating that we have a compliance period of 180 calendar days from such notice to cure the deficiency by satisfying the minimum bid requirement for a

Item 1A.    Risk Factors - Continued

minimum of ten consecutive business days. Failure to regain compliance with the minimum closing bid price requirement could result in delisting of our common shares from NASDAQ.
To date in 2016, the bid price of our common shares closed below the $1.00 per unit minimum bid price on several occasions. Any delisting from NASDAQ could have a negative impact on the market price and liquidity of our common shares. In addition, delisting could harm our ability to access the capital markets and result in the potential loss of confidence by investors.
Our shares may trade at a substantial discount to the trading price of LINN Energy units.
We cannot predict whether our shares will trade at a discount or premium to the trading price of LINN Energy units. If we incur substantial corporate income tax liabilities on income allocated to us by LINN Energy with respect to LINN Energy units we own, the cash dividends you receive per share, if any, will be substantially less than the cash distributions per unit that we receive from LINN Energy. In addition, in the event of a merger, tender offer, going private transaction or sale of all or substantially all of our assets (“Terminal Transaction”) the net proceeds you receive from us per share may, as a result of our corporate income tax liabilities on the transaction and other factors, be substantially lower than the net proceeds per unit received by a direct LINN Energy unitholder. As a result of these considerations, our shares may trade at a substantial discount to the trading price of LINN Energy units.
Our shareholders are only able to indirectly vote on matters in which LINN Energy unitholders are entitled to vote, and our shareholders are not entitled to vote to elect our directors.
Our shareholders will only be able to indirectly vote on matters in which LINN Energy unitholders are entitled to vote, and our shareholders are not entitled to vote to elect our directors. Therefore, you will only be able to indirectly influence the management and board of directors of LINN Energy, but you will not be able to directly influence or change our management or board of directors. If our shareholders are dissatisfied with the performance of our directors, they have no ability to remove the directors and have no right on an annual or ongoing basis to elect our board of directors. Rather, our board of directors is appointed by the holder of our sole voting share, which is LINN Energy. Our limited liability company agreement also contains provisions limiting the ability of holders of our shares to call meetings or to obtain information about our operations, as well as other provisions limiting the ability of holders of our shares to influence the manner or direction of management.
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
LINN Energy’s limited liability company agreement does not limit the number of additional limited liability company interests, including interests that rank senior to the LINN Energy units, that it may issue at any time without the approval of its unitholders. The issuance by LINN Energy of additional units or other equity securities of equal or senior rank will have the following effects:

•	our proportionate ownership interest in LINN Energy will decrease;

•	the relative voting strength of each previously outstanding unit, including the LINN Energy units we hold and vote in accordance with the vote of our shareholders, may be reduced;

•	the amount of cash available for distribution on each LINN Energy unit may decrease, resulting in a decrease in the amount of cash available to pay dividends to you; and

•	the market price of the LINN Energy units may decline, resulting in a decline in the market price of our shares.
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
Our limited liability company agreement has modified, waived and limited the fiduciary duties of our officers and directors that would otherwise apply at law or in equity and replaced such duties with a contractual duty requiring our officers and directors to act in good faith. For purposes of our limited liability company agreement, a person shall be deemed to have acted in good faith if the person subjectively believes that the action or omission of action is in, or not opposed to, the best interests of LinnCo. In addition, any action or omission shall be deemed to be in, or not opposed to, the best interests of LinnCo and our shareholders if the person making the determination subjectively believes that such action or omission of action is in, or not opposed to, the best interest of LINN Energy and all its unitholders, taken together, and such person may take into account the totality of the relationship between LINN Energy and us. In addition, when acting in any capacity other than as one of our officers or directors, including when acting in their individual capacities or as officers or directors of LINN Energy or any affiliate of LINN Energy, our officers and directors will not be required to act in good faith and will have no obligation to take into account our interests or the interests of our shareholders.
The above modifications of fiduciary duties are expressly permitted by Delaware law. Thus, we and our shareholders will only have recourse and be able to seek remedies against our board of directors if they breach their obligations pursuant to our limited liability company agreement. Furthermore, even if there has been a breach of the obligations set forth in our limited liability company agreement, that agreement provides that our officers and directors will not be liable to us or our shareholders, except for acts or omissions not in good faith.
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
Our limited liability company agreement effectively adopts Section 203 of the Delaware General Corporation Laws (“DGCL”). Section 203 of the DGCL as it applies to us prevents an interested shareholder, defined as a person who owns 15% or more of our outstanding shares or voting power with respect to 15% or more of the outstanding LINN Energy units, from engaging in business combinations with us or with LINN Energy for three years following the time such person becomes an interested shareholder. Section 203 broadly defines “business combination” to encompass a wide variety of transactions with or caused by an interested shareholder, including mergers, asset sales and other transactions in which the interested shareholder receives a benefit on other than a pro rata basis with other shareholders. This provision of our limited liability company agreement could have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for our shares or LINN Energy’s units.

Item 1A.    Risk Factors - Continued

We are a “controlled company” within the meaning of the NASDAQ rules and rely on exemptions from various corporate governance requirements.
Our shares are listed on the NASDAQ Global Select Market. A company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” within the meaning of the NASDAQ rules. A “controlled company” may elect not to comply with various corporate governance requirements of NASDAQ, including the requirement that a majority of its board of directors consist of independent directors, and the requirement that its nominating, governance and compensation committees consist of all independent directors.
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
Your shares are subject to limited call rights that could result in you having to involuntarily sell your shares at a time or price that may be undesirable.
If LINN Energy or any of its affiliates owns 80% or more of our outstanding shares, LINN Energy has the right, which it may assign to any of its affiliates, to purchase all of our remaining outstanding shares at a purchase price not less than the greater of the then-current market price of our shares and the highest price paid for our shares by LINN Energy or one of its affiliates during the prior 90 days. If LINN Energy exercises any of its rights to purchase our shares, you may be required to sell your shares at a time or price that may be undesirable, and you could receive less than you paid for your shares. Any sale of our shares, to LINN Energy or otherwise, for cash will be a taxable transaction to the owner of the shares sold. Accordingly, a gain or loss will be recognized on the sale equal to the difference between the cash received and the owner’s tax basis in the shares sold.
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
Shareholders who are not “Eligible Holders” will be subject to redemption of their shares.
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
Tax Risks
We will incur corporate income tax liabilities on income allocated to us by LINN Energy with respect to LINN Energy units we own, which may be substantial. We are required to pay taxes with respect to our share of LINN Energy’s taxable income, including our share of ordinary income and capital gain upon dispositions of properties by LINN Energy or cancellation of debt by LINN Energy, even if we do not receive any cash distributions from LINN Energy to fund any resulting tax liability. If cash tax liabilities are owed as a result of our share of LINN Energy’s taxable income and we do not have sufficient cash to pay our tax liabilities, the value of our shares could be materially reduced. Our share of LINN Energy’s taxable income, gain, loss and deduction, or specific items thereof, may be substantially different than our interest in LINN Energy’s economic profits.

Item 1A.    Risk Factors - Continued

We are classified as a corporation for U.S. federal income tax purposes and, in most states in which LINN Energy does business, for state income tax purposes. Under current law, we will be subject to U.S. federal income tax at rates of up to 35% (and a 20% alternative minimum tax in certain cases), and to state income tax at rates that vary from state to state, on the net income allocated to us by LINN Energy with respect to the LINN Energy units we own. The amount of cash available for distribution to shareholders, if any, will be reduced by the amount of any such income taxes payable by us for which we establish reserves.
The amount of income taxes payable by us depends on a number of factors including LINN Energy’s earnings from its operations, the amount of those earnings allocated to us and the amount of the distributions paid to us, if any, by LINN Energy.
To the extent a cash tax liability is owed, we are required to pay such taxes whether or not we receive any cash distributions from LINN Energy. Even if LINN Energy’s distributions are reinstated, we may not receive cash distributions from LINN Energy equal to any cash tax liability we owe.
Our share of LINN Energy’s taxable income will include any cancellation of debt (“COD”) income recognized upon the satisfaction of LINN Energy’s outstanding indebtedness for total consideration less than the adjusted issue price (and any accrued but unpaid interest) of such indebtedness. During 2015, LINN Energy repurchased and exchanged approximately $3.0 billion of its outstanding senior notes at a significant discount, resulting in substantial COD income allocations to us. LINN Energy may engage in other transactions that result in COD income in the future. We may exclude COD income allocated to us by LINN Energy from our gross income to the extent our liabilities (including certain liabilities of LINN Energy that are allocated to us under applicable tax rules) exceed the value of our assets, in which case we must apply the excluded amounts to reduce our tax attributes, such as net operating losses and our tax basis in the LINN Energy units we own. To the extent we qualify to reduce our tax attributes rather than including any COD income in our current income, our future taxable income may be greater. To the extent we must include any COD income in our current income, we may have a substantial current cash tax liability without a corresponding distribution of cash from LINN Energy to fund the payment of such liability.
In addition, LINN Energy may sell a portion of its properties and use the proceeds to pay down debt or acquire other properties rather than distributing the proceeds to its unitholders, including us, and some or all of LINN Energy’s unitholders may be allocated substantial taxable income or loss with respect to that sale.
Our share of LINN Energy’s taxable income and gain (or specific items thereof) may be substantially greater than, or LINN Energy’s tax losses and deductions (or specific items thereof) may be substantially less than, our interest in LINN Energy’s economic profits because of allocations under section 704(c) of the Internal Revenue Code.
In addition, our income tax liabilities could be substantial if any of the following occurs:

•	LINN Energy significantly decreases its drilling activity;

•	LINN Energy issues a significant amount of additional units without a corresponding increase in the aggregate tax deductions generated by LINN Energy;

•	we sell all or a portion of the LINN Energy units we own;

•	tax carryforwards (if any) available become subject to further limitations on their annual usage;

•	proposed legislation is enacted that eliminates the current deduction of intangible drilling costs and other tax incentives to the oil and natural gas industry; or

•	there is a significant increase in oil and natural gas prices.
LINN Energy is not required to pay tax liabilities on our behalf. The value of our shares could be materially reduced if we do not have sufficient cash to pay our tax liabilities.
LINN Energy is exploring strategic alternatives to strengthen its balance sheet and maximize its value. LINN Energy may consider alternatives that could have significant adverse tax consequences to us, which may materially reduce the value of our shares.

Item 1A.    Risk Factors - Continued

LINN Energy is exploring strategic alternatives to strengthen its balance sheet and maximize its value. LINN Energy may consider alternatives that could have significant adverse tax consequences to us, which may materially reduce the value of our shares. For example, LINN Energy may engage in additional transactions that result in significant COD income to us. As described above, any such COD income allocated to us with respect to our LINN Energy units may either cause us to reduce our tax attributes or to have a cash tax liability, potentially with no corresponding distribution of cash to fund the payment of any resulting tax liability to us. In addition, LINN Energy may engage in transactions that trigger our tax gain or loss with respect to the LINN Energy units that we own. A transaction that triggers our gain may not be accompanied by any receipt of cash to fund the payment of the resulting tax liability to us. Any loss to us upon any such transaction may be permanently disallowed, which may increase our future tax liability.
We are subject to statutory tax audits of our income tax returns and our income tax liabilities could be substantially higher than we project after such audits.
We and LINN Energy are subject to statutory tax audits pursuant to federal and state regulations, in particular for tax positions taken by Berry in prior fiscal years. After such audits, the tax authorities may disagree with and disallow certain tax positions that we and LINN Energy have inherited from Berry in the 2013 Berry acquisition. If we and LINN Energy are unable to prevail in an administrative or court proceeding to sustain some or all of the positions taken by Berry, we may be subject to substantial income tax liabilities and corresponding penalties and interest, which may be immediately due. Any adverse decision by the tax authorities or in an administrative or court proceeding may result in our need to reserve cash to fund any such potential or actual income tax liabilities.
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
Upon a Terminal Transaction, LINN Energy unitholders will receive distributions in accordance with the positive balances in their respective capital accounts related to their units. Our capital account related to the LINN Energy units that we own may be lower than the capital accounts of other LINN Energy unitholders. Therefore, we could be entitled upon a dissolution of LINN Energy to a smaller distribution per LINN Energy unit we own than other LINN Energy unitholders, unless adjustments are made to our capital accounts related to the LINN Energy units that we own.
Each time LINN Energy issues or redeems units, it is required to adjust the capital accounts in all outstanding LINN Energy units upward to the extent of the “unrealized gains” in LINN Energy’s assets or downward to the extent of the “unrealized losses” in LINN Energy’s assets immediately prior to such issuance or redemption. In general, the difference between the fair market value of each such asset and its adjusted tax basis equals the unrealized gain (if the fair market value exceeds the adjusted tax basis) or the unrealized loss (if the adjusted tax basis exceeds the fair market value). Unrealized gains and losses generally are allocated among the LINN Energy unitholders in the same manner as other items of LINN Energy income, gain, deduction or loss.
The board of directors of LINN Energy, however, is authorized to make disproportionate allocations of income and deductions, including allocations of unrealized gains and losses, to the extent necessary to cause the capital accounts of all LINN Energy units to be the same. We anticipate that there will be sufficient unrealized gains or losses in connection with future issuances or redemptions of LINN Energy units in order for LINN Energy to allocate to us sufficient unrealized gains, or to allocate sufficient unrealized losses to other holders of LINN Energy units, to cause the capital accounts related to the LINN Energy units that we own to be the same as the capital accounts of all other LINN Energy units and result in us being entitled upon the dissolution of LINN Energy to the same distribution per LINN Energy unit we own as other LINN Energy unitholders. However, there can be no assurance that such adjustments will occur or that any adjustments that do occur will

Item 1A.    Risk Factors - Continued

be sufficient to eliminate the difference between our capital account related to the LINN Energy units that we own and the capital accounts of other LINN Energy unitholders related to their LINN Energy units.
We are classified as a corporation for U.S. federal income tax purposes and, in most states in which LINN Energy does business, for state income tax purposes. Upon a Terminal Transaction, we will be required to liquidate and distribute the net after-tax proceeds from the transaction to you. We may incur substantial corporate income tax liabilities upon such a transaction or upon our distribution to you of the proceeds from the transaction. The tax liability we incur will depend in part upon the amount by which the value of the LINN Energy units we own exceeds our tax basis in the units. As a result, we may incur substantial income tax liabilities upon such a transaction even if LINN Energy units decrease in value after we purchase them. The amount of cash or other property available for distribution to you upon our liquidation will be reduced by the amount of any such income taxes paid by us.
As a result of these factors, upon a Terminal Transaction, the net proceeds you receive from us per share may be substantially lower than the net proceeds per unit received by a direct LINN Energy unitholder.
Your tax gain on the disposition of our shares could be more than expected, or your tax loss on the disposition of our shares could be less than expected.
If you sell your shares, or you receive a liquidating distribution from us, you will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount of cash received and your tax basis in those shares. Because distributions in excess of your allocable share of our earnings and profits decrease your tax basis in your shares, the amount, if any, of such prior excess distributions with respect to the shares you sell or dispose of will, in effect, become taxable gain to you if you sell such shares at a price greater than your tax basis in those shares, even if the price you receive is less than your original cost.
If you are a U.S. holder of our shares, the IRS Forms 1099-DIV that you receive from your broker may over-report your dividend income, if any, with respect to our shares for U.S. federal income tax purposes, and failure to over-report your dividend income in a manner consistent with the IRS Forms 1099-DIV that you receive from your broker may cause the Internal Revenue Service (“IRS”) to assert audit adjustments to your U.S. federal income tax return. If you are a non-U.S. holder of our shares, your broker or other withholding agent may over-withhold taxes from dividends paid to you, if any, in which case you would have to file a U.S. tax return if you wanted to claim a refund of the over-withheld tax.
Dividends we pay with respect to our shares, if any, will constitute “dividends” for U.S. federal income tax purposes only to the extent of our current and accumulated earnings and profits. Dividends we pay in excess of our earnings and profits will not be treated as “dividends” for U.S. federal income tax purposes; instead, they will be treated first as a tax-free return of capital to the extent of your tax basis in your shares and then as capital gain realized on the sale or exchange of such shares. We may be unable to timely determine the portion of our distributions that is a “dividend” for U.S. federal income tax purposes.
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
If you are a non-U.S. holder of our shares, “dividends” for U.S. federal income tax purposes will be subject to withholding of U.S. federal income tax at a 30% rate (or such lower rate as may be specified by an applicable income tax treaty) unless the dividends are effectively connected with your conduct of U.S. trade or business. Because we may be unable to timely determine the portion of our distributions that is a “dividend” for U.S. federal income tax purposes or we may be unable to persuade your broker or withholding agent to withhold taxes from distributions in a manner consistent with our determination of the amount that constitutes a “dividend” for such purposes, your broker or other withholding agent may over-withhold taxes from distributions paid to you. In such a case, you would have to file a U.S. tax return to claim a refund of the over-withheld tax.

Item 1A.    Risk Factors - Continued

LINN Energy’s tax treatment depends on its status as a partnership for federal income tax purposes, as well as it not being subject to a material amount of additional entity level taxation by individual states. If the IRS were to treat LINN Energy as a corporation for federal income tax purposes or it was to otherwise become subject to material additional entity level taxation for federal or state tax purposes, the value of LINN Energy units would be reduced and, as a result, the value of our shares would be reduced.
The anticipated after-tax economic benefit of an investment in LINN Energy units depends largely on it being treated as a partnership for federal income tax purposes. LINN Energy has not requested a ruling from the IRS on this or any other tax matter that affects it.
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
If LINN Energy were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rates, currently at a maximum rate of 35%. Distributions, if any, would generally be taxed again as corporate distributions, and no income, gain, loss, deduction or credit would flow through to unitholders. Because a tax may be imposed on LINN Energy as a corporation, its cash available to pay distributions to its unitholders, if and when resumed, could be reduced. Further, the value of LINN Energy units would be reduced and, as a result, the value of our shares would be reduced. In addition, if LINN Energy were treated as a corporation for U.S. federal income tax purposes, that would constitute a Terminal Transaction.
Current law or LINN Energy’s business may change and cause it to be treated as a corporation for federal income tax purposes or otherwise subject it to entity level taxation. Any modification to current law or interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the requirements for partnership status, affect or cause LINN Energy to change its business activities, change the character or treatment of portions of its income and adversely affect our investment in its units.
In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships and limited liability companies to entity level taxation through the imposition of state income, franchise or other forms of taxation. For example, LINN Energy may be required to pay Texas franchise tax on its total revenue apportioned to Texas at a maximum effective rate of approximately 0.5%. Imposition of a similar entity-level tax on LINN Energy’s income or receipts by any other state would reduce the amount of cash available to service debt or to pay distributions to its unitholders, if and when resumed. Further, the value of LINN Energy units would be reduced and, as a result, the value of our shares would be reduced.
Item 1B.    Unresolved Staff Comments
None
Item 2.    Properties
LinnCo has no properties. Its assets consist of a small amount of working capital and the LINN Energy units that it owns. See Item 1. “Business” for additional information.
Item 3.    Legal Proceedings
None
Item 4.    Mine Safety Disclosures
Not applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s shares are listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LNCO” and began trading on October 12, 2012, after pricing of its initial public offering. At the close of business on January 31, 2016, there were approximately 256 shareholders of record.
The following sets forth the range of high and low last reported sales prices per share, as reported by NASDAQ, for the period indicated. In addition, dividends declared during the period are presented.

	Share Price Range		Cash Dividends Declared Per Share
Period	High	Low
2015:
October 1 - December 31	$3.40	$0.93	$—
July 1 - September 30	$9.83	$1.95	$0.313
April 1 - June 30	$12.75	$9.45	$0.313
January 1 - March 31	$13.83	$9.16	$0.313
2014:
October 1 - December 31	$28.79	$9.16	$0.725
July 1 - September 30	$31.45	$28.84	$0.725
April 1 - June 30	$31.29	$26.91	$0.725
January 1 - March 31	$32.87	$26.35	$0.725
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
In January 2015, LINN Energy reduced its distribution to $1.25 per unit, from the previous level of $2.90 per unit, on an annualized basis. Monthly distributions were paid by LINN Energy through September 2015. LinnCo also reduced its dividend to $1.25 per share in January 2015, and paid a monthly dividend through September 2015.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Continued

Shareholder Return Performance Presentation
The performance graph below compares the total shareholder return on the Company’s shares with the total return of the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Alerian MLP Index, a weighted composite of certain prominent energy master limited partnerships. Total return includes the change in the market price, adjusted for reinvested dividends or distributions, for the period shown on the performance graph and assumes that $100 was invested in the Company, LINN Energy, the S&P 500 Index and the Alerian MLP Index on October 12, 2012. The results shown in the graph below are not necessarily indicative of future performance.

	October 12, 2012	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015

LinnCo	$100	$96	$89	$34	$4
LINN Energy	$100	$88	$85	$31	$4
Alerian MLP Index	$100	$96	$122	$128	$86
S&P 500 Index	$100	$100	$133	$151	$153
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

and other legal requirements. The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. The Company did not repurchase any shares during the year ended December 31, 2015, and as of December 31, 2015, the entire amount remained available for share repurchase under the program.
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

	Year Ended December 31,			April 30, 2012 (Inception) To December 31,
	2015	2014	2013	2012
	(in thousands, except per share amounts)
Statement of operations data:
Equity income (loss) from investment in Linn Energy, LLC	$(1,181,604)	$(1,964,999)	$(244,189)	$34,411
General and administrative expenses	(3,445)	(2,818)	(42,089)	(1,230)
Gain (loss) on transfer of Berry	—	13,673	(718,249)	—
Income tax (expense) benefit	10,623	734,684	92,080	(12,528)
Net income (loss)	(1,174,426)	(1,219,460)	(912,447)	20,653
Net income (loss) per share, basic and diluted	(9.14)	(9.49)	(23.46)	1.92
Dividends declared per share	0.938	2.90	2.88	0.71
Weighted average shares outstanding	128,544	128,526	38,896	10,747

Cash flow data:
Net cash provided by (used in):
Operating activities	$125,790	$376,869	$100,870	$25,221
Investing activities	—	—	—	(1,212,627)
Financing activities	(121,311)	(371,370)	(100,348)	1,187,929

Balance sheet data:
Total assets (1)	$37,408	$1,368,022	$3,665,519	$1,222,340

(1)
The decreases in 2015 and 2014 primarily reflect impairments of LinnCo’s investment in LINN Energy. The increase in 2013 primarily reflects the value of additional LINN Energy units acquired in exchange for the transfer of Berry to LINN Energy.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes, which are included in this Annual Report on Form 10-K in Item 8. “Financial Statements and Supplementary Data.” The following discussion contains forward-looking statements based on expectations, estimates and assumptions. Actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors set forth in “Cautionary Statement Regarding Forward-Looking Statements” in Item 1. “Business” and in Item 1A. “Risk Factors.”
The reference to a “Note” herein refers to the accompanying Notes to Financial Statements contained in Item 8. “Financial Statements and Supplementary Data.”
General
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012, under the Delaware Limited Liability Company Act, that has elected to be treated as a corporation for United States (“U.S.”) federal income tax purposes. Linn Energy, LLC (“LINN Energy”), an independent oil and natural gas company that trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LINE,” owns LinnCo’s sole voting share.
LinnCo’s success is dependent upon the operations and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Annual Report on Form 10-K for the year ended December 31, 2015, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.
Business
At no time after LinnCo’s formation and prior to the initial public offering (“IPO”) did LinnCo have any operations or own any interest in LINN Energy. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, LINN Energy. In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”) (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of December 31, 2015, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy.
Berry Acquisition
On December 16, 2013, the Company completed the transactions contemplated by the merger agreement between the Company, LINN Energy and Berry under which LinnCo acquired all of the outstanding common shares of Berry and the contribution agreement between the Company and LINN Energy under which the Company transferred Berry to LINN Energy in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares valued at approximately $2.7 billion. Under the contribution agreement, LinnCo transferred Berry to LINN Energy after which Berry became an indirect wholly owned subsidiary of LINN Energy. As consideration for the transfer of Berry to LINN Energy, the Company acquired 93,756,674 newly issued LINN Energy units, valued at approximately $2.8 billion and equal to the number of LinnCo shares issued as consideration for Berry.
Recent Developments
Going Concern Uncertainty
As of December 31, 2015, the Company had income taxes payable of approximately $30 million and cash of approximately $11 million. The Company’s only significant asset is its interest in LINN Energy units and the Company’s cash flow, which was historically used to pay dividends to the Company’s shareholders, is completely dependent upon the ability of LINN Energy to make distributions to its unitholders. In October 2015, LINN Energy suspended the payment of its distribution. Accordingly, the uncertainty associated with the Company’s ability to meet its obligations as they become due raises substantial doubt about its ability to continue as a going concern. The report of the Company’s independent registered public accounting firm that accompanies its audited financial statements in this Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company estimates that the income taxes will become due later in 2016, but cannot be certain of the exact timing of payment, or of the final amount that will ultimately be owed. If the income taxes owed are greater than the cash on hand at such time, the payment will require some form of liquidity to satisfy it. As of March 15, 2016, LINN Energy had not agreed to provide any cash contribution to the Company.
In addition, LINN Energy does not expect to remain in compliance with all of the restrictive covenants contained in its credit facilities throughout 2016 unless those requirements are waived or amended. As a result of this and other factors, the uncertainty associated with LINN Energy’s ability to meet its obligations as they become due raises substantial doubt about its ability to continue as a going concern. LINN Energy’s auditors’ opinion issued in connection with its consolidated financial statements also includes a going concern explanation. If lenders, and subsequently noteholders, accelerate LINN Energy’s outstanding indebtedness, it will become immediately due and payable and LINN Energy will not have sufficient liquidity to repay those amounts. If LINN Energy is unable to reach an agreement with its creditors prior to any accelerations, it could be required to immediately file for protection under Chapter 11 of the U.S. Bankruptcy Code, and as a result, may result in LinnCo immediately filing for protection under Chapter 11 of the U.S. Bankruptcy Code.
LINN Energy is currently in discussions with various stakeholders and is pursuing or considering a number of actions, but there can be no assurance that sufficient liquidity can be obtained from one or more of these actions or that these actions can be consummated within the period needed.
Reduction and Suspension of Dividend
In October 2015, LINN Energy suspended the payment of its distribution. Since LinnCo pays its dividend from the receipt of cash distributions from LINN Energy, LinnCo will not pay a dividend while LINN Energy’s distributions are suspended.
In January 2015, LINN Energy reduced its distribution to $1.25 per unit, from the previous level of $2.90 per unit, on an annualized basis. Monthly distributions were paid by LINN Energy through September 2015. LinnCo also reduced its dividend to $1.25 per share in January 2015, and paid a monthly dividend through September 2015.
Results of Operations
Equity Loss from Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity loss consists of its share of LINN Energy’s losses attributed to the units the Company owns, the amortization of the difference between the Company’s investment in LINN Energy and LINN Energy’s underlying net assets attributable to certain assets and liabilities, and impairments of its investment in LINN Energy. As a result of LINN Energy completing a public offering of some of its units in May 2015, the Company’s ownership of LINN Energy’s outstanding units decreased from approximately 39% to approximately 37%. As a result of acquiring additional LINN Energy units in exchange for the transfer of Berry in December 2013, the Company’s ownership of LINN Energy’s outstanding units increased from approximately 15% to approximately 39% (see Berry Acquisition above). The percentage ownership in LINN Energy could continue to change if the Company acquires additional units or if LINN Energy issues or repurchases additional units.
Impairment testing on the Company’s investment in LINN Energy is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. At September 30, 2015, and December 31, 2014, declines in the quoted market price of LINN Energy units, when considering the reduction and later suspension of LINN Energy’s distribution and continued low commodity prices, were determined by the Company to be other than temporary. Accordingly, the Company reduced the carrying value of its investment to fair value by recording a charge in excess of what would otherwise be recognized by the application of the equity method. The carrying value was reduced to fair value using LINN Energy’s quoted market price of $2.69 per unit and $10.13 per unit at September 30, 2015, and December 31, 2014, respectively, which is characteristic of a Level 1 fair value measurement. Impairment charges of approximately $326 million and $2.2 billion are included in “equity loss from investment in Linn Energy, LLC” on the statements of operations for the years ended December 31, 2015, and December 31, 2014, respectively. No impairment had occurred with respect to the Company’s investment in LINN Energy for the year ended December 31, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Primarily as a result of cumulative losses recognized by the Company, its investment in LINN Energy was reduced to zero as of December 31, 2015, at which time the Company discontinued applying the equity method. The amount of excess losses incurred was approximately $490 million as of December 31, 2015.
Following are summarized statements of operations information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2015, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Summarized Linn Energy, LLC Statements of Operations Information

	Year Ended December 31,
	2015	2014	2013
	(in thousands)

Revenues and other	$2,883,334	$4,983,303	$2,331,655
Expenses	(7,805,186)	(4,826,624)	(2,590,273)
Other income and (expenses)	155,580	(604,051)	(434,918)
Income tax (expense) benefit	6,461	(4,437)	2,199
Net loss	$(4,759,811)	$(451,809)	$(691,337)
General and Administrative Expenses
The Company’s general and administrative expenses are associated with managing the business and affairs of LinnCo and include services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. For the year ended December 31, 2015, LinnCo incurred total general and administrative expenses of approximately $3 million, including approximately $2 million related to services provided by LINN Energy. All expenses incurred during the year had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2015.
For the year ended December 31, 2014, LinnCo incurred total general and administrative expenses of approximately $3 million, including approximately $2 million related to services provided by LINN Energy. All expenses incurred during the year had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2014. In addition, during the year ended December 31, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013.
For the year ended December 31, 2013, LinnCo incurred total general and administrative expenses of approximately $42 million, including approximately $40 million of transaction costs related to the Berry acquisition (see Note 2), of which approximately $9 million related to noncash share-based compensation expense, and approximately $2 million related to services provided by LINN Energy. Approximately $22 million of expenses had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2013.
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
The loss due to deferred income taxes assumed by LinnCo in the Berry acquisition for the year ended December 31, 2013, was partially offset by a gain related to the difference between the value of consideration exchanged between LinnCo and Berry and LINN Energy and LinnCo. LINN Energy’s unit price of $29.47 per unit exceeded LinnCo’s share price of $28.36 per share on the date of acquisition and both companies issued an equal number of shares or units in the acquisition and subsequent transfer. The loss for the year ended December 31, 2013, was also partially offset by a gain of approximately $4 million which consisted of an income taxes receivable of approximately $13 million and an income taxes liability of approximately $9 million assumed by LinnCo in the Berry acquisition but not transferred to LINN Energy.
Income Tax Benefit
The income tax benefits of approximately $11 million, $735 million and $92 million for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively, are based on the Company’s losses, primarily associated with the equity losses from its investment in LINN Energy. During 2015, the tax benefit was offset by a valuation allowance. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward and carryback periods are reduced. These estimates of future taxable income are significantly affected by changes in commodity prices, the timing and amount of future production and future operating and capital costs.
Liquidity and Capital Resources
The Company’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO and in connection with the Berry acquisition and (2) voting shares, 100% of which are held by LINN Energy. At December 31, 2015, LinnCo’s issued capitalization consisted of approximately $3.9 billion in common shares representing limited liability company interests (“shares”) and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board of Directors (“Board”) and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
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
The Company expects neither to generate nor to require significant cash in its ongoing business. Any cash received from the sale of additional shares will be immediately used to purchase LINN Energy units. Accordingly, the Company does not anticipate any other sources or needs for additional liquidity, other than if the Company had a tax obligation. Such tax obligation would require some form of liquidity to satisfy it, including a cash contribution from LINN Energy, which LINN Energy is not required to provide.
As of December 31, 2015, the Company had income taxes payable of approximately $30 million and cash of approximately $11 million. The Company’s only significant asset is its interest in LINN Energy units and the Company’s cash flow, which was historically used to pay dividends to the Company’s shareholders, is completely dependent upon the ability of LINN Energy to make distributions to its unitholders. In October 2015, LINN Energy suspended the payment of its distribution.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Accordingly, the uncertainty associated with the Company’s ability to meet its obligations as they become due raises substantial doubt about its ability to continue as a going concern. The report of the Company’s independent registered public accounting firm that accompanies its audited financial statements in this Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern.
The Company estimates that the income taxes will become due later in 2016, but cannot be certain of the exact timing of payment, or of the final amount that will ultimately be owed. If the income taxes owed are greater than the cash on hand at such time, the payment will require some form of liquidity to satisfy it. As of March 15, 2016, LINN Energy had not agreed to provide any cash contribution to the Company.
In addition, LINN Energy does not expect to remain in compliance with all of the restrictive covenants contained in its credit facilities throughout 2016 unless those requirements are waived or amended. As a result of this and other factors, the uncertainty associated with LINN Energy’s ability to meet its obligations as they become due raises substantial doubt about its ability to continue as a going concern. LINN Energy’s auditors’ opinion issued in connection with its consolidated financial statements also includes a going concern explanation. If lenders, and subsequently noteholders, accelerate LINN Energy’s outstanding indebtedness, it will become immediately due and payable and LINN Energy will not have sufficient liquidity to repay those amounts. If LINN Energy is unable to reach an agreement with its creditors prior to any accelerations, it could be required to immediately file for protection under Chapter 11 of the U.S. Bankruptcy Code, and as a result, may result in LinnCo immediately filing for protection under Chapter 11 of the U.S. Bankruptcy Code.
LINN Energy is currently in discussions with various stakeholders and is pursuing or considering a number of actions, but there can be no assurance that sufficient liquidity can be obtained from one or more of these actions or that these actions can be consummated within the period needed.
At-the-Market Offering Program
The Company’s Board has authorized the sale of up to $500 million of shares under an at-the-market offering program. Sales of shares, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of the NASDAQ, any other national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of shares to purchase additional LINN Energy units. As of December 31, 2015, no shares had been sold under the program.
Distributions and Dividends
Within five business days after receiving a cash distribution related to its interest in LINN Energy units, LinnCo is required to pay the cash received, net of reserves for its income taxes liability, if any, as dividends to its shareholders. The following provides a summary of dividends paid by the Company during the year ended December 31, 2015:

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
Below are expanded discussions of the Company’s more significant accounting policies. See Note 1 for details about additional accounting policies and estimates made by Company management.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 1.
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company records its share of LINN Energy’s net income (loss) in the period in which it is earned. If the Company’s share of LINN Energy’s losses reduces its investment in LINN Energy to zero, the Company temporarily discontinues applying the equity method. At December 31, 2015, the Company owned approximately 37% of LINN Energy’s outstanding units. The Company’s ownership percentage could change if the Company acquires additional units or if LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (loss).
At December 31, 2015, the carrying amount of the Company’s investment in LINN Energy was greater than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $85 million. The difference is attributable to proved and unproved oil and natural gas properties and senior notes, and is included in “investment in Linn Energy, LLC” on the balance sheets and amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income (loss) from the Company’s investment in LINN Energy.
Income Taxes
The Company is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At December 31, 2015, and December 31, 2014, the majority of the Company’s temporary differences and associated deferred taxes result from its investment in LINN Energy.
The Company routinely assesses the realizability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and records a valuation allowance against the deferred tax assets that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making the assessment. The Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. For the year ended December 31, 2015, the Company’s established valuation allowances increased by approximately $433 million due to losses recorded in 2015 which generated additional deferred tax assets that are not expected to be realized. For the year ended December 31, 2014, the Company’s established valuation allowances increased by approximately $3 million due to acquisition accounting adjustments related to the 2013 Berry acquisition.

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
As of December 31, 2015, our management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.
KPMG LLP, the independent registered public accounting firm that audited the financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, which is included herein.
/s/ LinnCo, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LinnCo, LLC:
We have audited the accompanying balance sheets of LinnCo, LLC as of December 31, 2015 and 2014, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LinnCo, LLC as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2015, the Company had income taxes payable of approximately $30 million and cash of approximately $11 million. The Company’s only significant asset is its interest in LINN Energy units and the Company’s cash flow, which was historically used to pay dividends to the Company’s shareholders, is completely dependent upon the ability of LINN Energy to make distributions to its unitholders. In October 2015, LINN Energy suspended the payment of its distribution. Accordingly, the uncertainty associated with the Company’s ability to meet its obligations as they become due raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LinnCo, LLC’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Houston, Texas
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LinnCo, LLC:
We have audited LinnCo, LLC’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LinnCo, LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, LinnCo, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of LinnCo, LLC as of December 31, 2015 and 2014, and the related statements of operations, shareholders’ equity, and cash flows for the three-year period ended December 31, 2015, and our report dated March 15, 2016, expressed an unqualified opinion on those financial statements. Our report on the financial statements dated March 15, 2016, contains an explanatory paragraph that states there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP

Houston, Texas
March 15, 2016

LINNCO, LLC
BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$11,023	$6,544
Income taxes receivable	7,414	12,870
Deferred offering costs	—	15
Deferred income taxes	2,508	46,441
Total current assets	20,945	65,870

Noncurrent assets:
Deferred income taxes	16,463	—
Investment in Linn Energy, LLC	—	1,302,152
Total noncurrent assets	16,463	1,302,152
Total assets	$37,408	$1,368,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$573	$1,335
Income taxes payable	29,829	80
Total current liabilities	30,402	1,415

Noncurrent liabilities:
Income taxes payable	—	7,716
Deferred income taxes	—	60,340
Total noncurrent liabilities	—	68,056

Shareholders’ equity:
Voting shares; unlimited shares authorized; 1 share issued and outstanding at December 31, 2015, and December 31, 2014	1	1
Common shares; unlimited shares authorized; 128,544,174 shares issued and outstanding at December 31, 2015, and December 31, 2014	3,868,322	3,868,322
Additional paid-in capital	42,723	39,294
Accumulated deficit	(3,904,040)	(2,609,066)
	7,006	1,298,551
Total liabilities and shareholders’ equity	$37,408	$1,368,022
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)

Equity loss from investment in Linn Energy, LLC	$(1,181,604)	$(1,964,999)	$(244,189)
General and administrative expenses	(3,445)	(2,818)	(42,089)
Gain (loss) on transfer of Berry	—	13,673	(718,249)
Loss before income taxes	(1,185,049)	(1,954,144)	(1,004,527)
Income tax benefit	10,623	734,684	92,080
Net loss	$(1,174,426)	$(1,219,460)	$(912,447)

Net loss per share, basic and diluted	$(9.14)	$(9.49)	$(23.46)

Weighted average shares outstanding	128,544	128,526	$38,896

Dividends declared per share	$0.938	$2.90	$2.88
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	(in thousands, except shares)

December 31, 2012	34,787,501	$1,209,836	$2,991	$(4,046)	$1,208,781
Issuance of common shares, net of expenses of $388	93,715,736	2,658,552	—	—	2,658,552
Capital contributions from Linn Energy, LLC		—	33,256	—	33,256
Dividends to shareholders		—	—	(100,348)	(100,348)
Net loss		—	—	(912,447)	(912,447)
December 31, 2013	128,503,237	3,868,388	36,247	(1,016,841)	2,887,794
Issuance of common shares	40,938	(65)	—	—	(65)
Capital contributions from Linn Energy, LLC		—	3,047	—	3,047
Dividends to shareholders		—	—	(372,765)	(372,765)
Net loss		—	—	(1,219,460)	(1,219,460)
December 31, 2014	128,544,175	3,868,323	39,294	(2,609,066)	1,298,551
Capital contributions from Linn Energy, LLC		—	3,429	—	3,429
Dividends to shareholders		—	—	(120,548)	(120,548)
Net loss		—	—	(1,174,426)	(1,174,426)
December 31, 2015	128,544,175	$3,868,323	$42,723	$(3,904,040)	$7,006
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flow from operating activities:
Net loss	$(1,174,426)	$(1,219,460)	$(912,447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity loss from investment in Linn Energy, LLC	1,181,604	1,964,999	244,189
Noncash general and administrative expenses paid by Linn Energy, LLC	3,445	2,818	42,089
(Gain) loss on transfer of Berry	—	(13,673)	718,249
Deferred income taxes	(32,870)	(734,684)	(92,080)
Decrease in income taxes receivable	5,456	4,638	—
Increase (decrease) in income taxes payable	22,033	(475)	—
Cash distributions received	120,548	372,706	100,870
Net cash provided by operating activities	125,790	376,869	100,870

Cash flow from financing activities:
Dividends paid to shareholders	(121,311)	(371,370)	(100,348)
Net cash used in financing activities	(121,311)	(371,370)	(100,348)

Net increase in cash and cash equivalents	4,479	5,499	522
Cash and cash equivalents:
Beginning	6,544	1,045	523
Ending	$11,023	$6,544	$1,045
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012, that completed its initial public offering (“IPO”) in October 2012. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, Linn Energy, LLC (“LINN Energy”). In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”) (see Note 2), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of December 31, 2015, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LINE.” At December 31, 2015, LINN Energy’s last reported sales price was $1.29 per unit, as reported by NASDAQ, and the Company owned approximately 37% of LINN Energy’s outstanding units.
The operations of the Company are governed by the provisions of a limited liability company agreement executed by and among its members. Pursuant to applicable provisions of the Delaware Limited Liability Company Act (“Delaware Act”) and the Amended and Restated Limited Liability Company Agreement of LinnCo, LLC, as amended (“LLC Agreement”), shareholders have no liability for the debts, obligations and liabilities of the Company, except as expressly required in the LLC Agreement or the Delaware Act. The Company will remain in existence unless and until dissolved in accordance with the terms of the LLC Agreement.
Going Concern Uncertainty
As of December 31, 2015, the Company had income taxes payable of approximately $30 million and cash of approximately $11 million. The Company’s only significant asset is its interest in LINN Energy units and the Company’s cash flow, which was historically used to pay dividends to the Company’s shareholders, is completely dependent upon the ability of LINN Energy to make distributions to its unitholders. In October 2015, LINN Energy suspended the payment of its distribution. Accordingly, the uncertainty associated with the Company’s ability to meet its obligations as they become due raises substantial doubt about its ability to continue as a going concern.
The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.
The Company estimates that the income taxes will become due later in 2016, but cannot be certain of the exact timing of payment, or of the final amount that will ultimately be owed. If the income taxes owed are greater than the cash on hand at such time, the payment will require some form of liquidity to satisfy it, including a cash contribution from LINN Energy, which LINN Energy is not required to provide. As of March 15, 2016, LINN Energy had not agreed to provide any cash contribution.
In addition, LINN Energy does not expect to remain in compliance with all of the restrictive covenants contained in its credit facilities throughout 2016 unless those requirements are waived or amended. As a result of this and other factors, the uncertainty associated with LINN Energy’s ability to meet its obligations as they become due raises substantial doubt about its ability to continue as a going concern. LINN Energy’s auditors’ opinion issued in connection with its consolidated financial statements also includes a going concern explanation. If lenders, and subsequently noteholders, accelerate LINN Energy’s outstanding indebtedness, it will become immediately due and payable and LINN Energy will not have sufficient liquidity to repay those amounts. If LINN Energy is unable to reach an agreement with its creditors prior to any accelerations, it could be required to immediately file for protection under Chapter 11 of the U.S. Bankruptcy Code, and as a result, may result in LinnCo immediately filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

LINN Energy is currently in discussions with various stakeholders and is pursuing or considering a number of actions, but there can be no assurance that sufficient liquidity can be obtained from one or more of these actions or that these actions can be consummated within the period needed.
Principles of Reporting
The Company presents its financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method.
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
For the year ended December 31, 2015, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $3 million, including approximately $2 million related to services provided by LINN Energy. All expenses and costs incurred during the year had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2015.
For the year ended December 31, 2014, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $3 million, including approximately $2 million related to services provided by LINN Energy. All expenses and costs incurred during the year had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2014. In addition, during the year ended December 31, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013.
For the year ended December 31, 2013, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $42 million, including approximately $40 million of transaction costs related to the Berry acquisition (see Note 2), of which approximately $9 million related to noncash share-based compensation expense, and approximately $2 million related to services provided by LINN Energy. Approximately $22 million of expenses and costs had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2013.
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

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

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
Recently Issued Accounting Standards
In November 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is intended to simplify the presentation of deferred taxes by requiring that all deferred taxes be presented as noncurrent. This ASU will be applied either prospectively or retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years (early adoption permitted). Adoption of this ASU is expected to result in a decrease in the Company’s current assets or current liabilities on its balance sheets, depending on its deferred taxes classification at such date, with no impact to the statements of operations.
In August 2014, the FASB issued an ASU that provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter (early adoption permitted). The Company does not expect the adoption of this ASU to have a material impact on its financial statements or related disclosures.
Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity income (loss) consists of its share of LINN Energy’s earnings or losses attributed to the units the Company owns, the amortization of the difference between the Company’s investment in LINN Energy and LINN Energy’s underlying net assets attributable to certain assets and liabilities, and impairments of its investment in LINN Energy. The Company records its share of LINN Energy’s net income (loss) in the period in which it is earned. If the Company’s share of LINN Energy’s losses reduces its investment in LINN Energy to zero, the Company temporarily discontinues applying the equity method. At December 31, 2015, the Company owned approximately 37% of LINN Energy’s outstanding units. The Company’s ownership percentage could change if the Company acquires additional units or if LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (loss).
Impairment testing on the Company’s investment in LINN Energy is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. At September 30, 2015, and December 31, 2014, declines in the quoted market price of LINN Energy units, when considering the reduction and later suspension of LINN Energy’s distribution and continued low commodity prices, were determined by the Company to be other than temporary. Accordingly, the Company reduced the carrying value of its investment to fair value by recording a charge in excess of what would otherwise be recognized by the application of the equity method. The carrying value was reduced to fair value using LINN Energy’s quoted market price of $2.69 per unit and $10.13 per unit at September 30, 2015, and December 31, 2014, respectively, which is characteristic of a Level 1 fair value measurement. Impairment charges of approximately $326 million and $2.2 billion are included in “equity loss from

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

investment in Linn Energy, LLC” on the statements of operations for the years ended December 31, 2015, and December 31, 2014, respectively. No impairment had occurred with respect to the Company’s investment in LINN Energy for the year ended December 31, 2013.
Primarily as a result of cumulative losses recognized by the Company, its investment in LINN Energy was reduced to zero as of December 31, 2015, at which time the Company discontinued applying the equity method. The amount of excess losses incurred was approximately $490 million as of December 31, 2015.
At December 31, 2015, the carrying amount of the Company’s investment in LINN Energy was greater than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $85 million. The difference is attributable to proved and unproved oil and natural gas properties and senior notes, and is included in “investment in Linn Energy, LLC” on the balance sheets and amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income (loss) from the Company’s investment in LINN Energy.
Income Taxes
The Company is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At December 31, 2015, and December 31, 2014, the majority of the Company’s temporary differences and associated deferred taxes result from its investment in LINN Energy.
The Company routinely assesses the realizability of the deferred tax assets by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and records a valuation allowance against the deferred tax assets that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making the assessment. The Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. For the year ended December 31, 2015, the Company’s established valuation allowances increased by approximately $433 million due to losses recorded in 2015 which generated additional deferred tax assets that are not expected to be realized. For the year ended December 31, 2014, the Company’s established valuation allowances increased by approximately $3 million due to acquisition accounting adjustments related to the 2013 Berry acquisition.
Earnings Per Share
Both basic and diluted earnings per share are computed by dividing net earnings attributable to shareholders by the weighted average number of shares outstanding during each period. There are no securities outstanding that may be converted into or exercised for shares.
Note 2 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN Energy. At December 31, 2015, LinnCo’s issued capitalization consisted of approximately $3.9 billion in shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of shares and voting shares. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding shares and voting shares, voting as separate classes.
Berry Acquisition
On December 16, 2013, the Company completed the transactions contemplated by the merger agreement between the Company, LINN Energy and Berry under which LinnCo acquired all of the outstanding common shares of Berry and the

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

contribution agreement between the Company and LINN Energy under which the Company transferred Berry to LINN Energy in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares valued at approximately $2.7 billion. Under the contribution agreement, LinnCo transferred Berry to LINN Energy after which Berry became an indirect wholly owned subsidiary of LINN Energy. As consideration for the transfer of Berry to LINN Energy, the Company acquired 93,756,674 newly issued LINN Energy units, valued at approximately $2.8 billion and equal to the number of LinnCo shares issued as consideration for Berry.
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
In connection with the Berry acquisition, certain Berry equity-based awards were exchanged for common shares issued by the Company. Each Berry restricted stock unit (“RSU”) that was vested as of the effective date of the acquisition and held by a former nonemployee director or by an employee of Berry whose employment was terminated in connection with the acquisition as agreed upon by the parties or that was subject to performance-based vesting criteria was converted into LinnCo common shares. Under the acquisition method of accounting, Berry RSUs were measured and recorded at their fair values on the acquisition date, resulting in additional purchase price consideration of approximately $52 million. The portion of the replacement awards attributable to post-combination service was calculated as the difference between the fair value of the replacement awards and the amount attributed to pre-combination service, and was recognized as expense.
At-the-Market Offering Program
The Company’s Board has authorized the sale of up to $500 million of shares under an at-the-market offering program. Sales of shares, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of the NASDAQ, any other national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of shares to purchase additional LINN Energy units. As of December 31, 2015, no shares had been sold under the program.
Note 3 – Summarized Financial Information for Linn Energy, LLC
Following are summarized statements of operations and balance sheets information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Annual Report on Form 10-K for the year ended December 31, 2015, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

Summarized Linn Energy, LLC Statements of Operations Information

	Year Ended December 31,
	2015	2014	2013
	(in thousands)

Revenues and other	$2,883,334	$4,983,303	$2,331,655
Expenses	(7,805,186)	(4,826,624)	(2,590,273)
Other income and (expenses)	155,580	(604,051)	(434,918)
Income tax (expense) benefit	6,461	(4,437)	2,199
Net loss	$(4,759,811)	$(451,809)	$(691,337)

Summarized Linn Energy, LLC Balance Sheets Information

	December 31,
	2015	2014
	(in thousands)

Current assets	$1,558,875	$1,706,590
Noncurrent assets	8,418,071	14,716,919
	9,976,946	16,423,509
Current liabilities	4,293,716	982,545
Noncurrent liabilities	5,952,131	10,897,359
Unitholders’ capital (deficit)	$(268,901)	$4,543,605

Note 4 – Income Taxes
The Company is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Income tax benefit consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current taxes:
Federal	$(21,193)	$—	$—
State	(1,054)	88	—
Deferred taxes:
Federal	38,347	710,484	84,908
State	(5,477)	24,112	7,172
	$10,623	$734,684	$92,080
As of December 31, 2015, the Company had approximately $107 million of federal net operating loss carryforwards which will begin expiring in 2032. As of December 31, 2015, the Company also had approximately $35 million of federal and state general business and other credits, the majority of which will begin expiring in 2018, and federal and state alternative minimum income tax (“AMT”) credit carryforwards of approximately $23 million that do not expire and can be used to offset regular income taxes in future years to the extent regular income taxes exceed the AMT in any such year. Under federal and applicable state income tax laws, a corporation is generally permitted to deduct from taxable income in any year tax carryforwards subject to certain limitations as prescribed by the taxing authorities. Under federal income tax law, the Company’s net operating loss carryforwards are subject to limitations as defined by Section 382 of the Internal Revenue Code.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013

Federal statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	2.9	2.3	0.3
Gain (loss) on transfer of Berry	—	0.2	(24.3)
Valuation allowance	(36.5)	—	—
Other	(0.5)	0.1	(1.8)
Effective rate	0.9%	37.6%	9.2%
Significant components of the deferred tax assets and liabilities were as follows:

	December 31,
	2015	2014
	(in thousands)
Current deferred tax assets:
Net operating loss carryforwards	$18,971	$14,686
Unamortized intangible drilling costs	36,527	38,185
Valuation allowance	(52,990)	(6,430)
Total current deferred tax assets	2,508	46,441

Noncurrent deferred tax assets:
Investment in LINN Energy	276,899	—
Net operating loss carryforwards	21,747	81,993
Unamortized intangible drilling costs	78,725	121,273
Credits	57,683	36,680
Valuation allowance	(415,397)	(29,188)
Other	—	42
Total noncurrent deferred tax assets	19,657	210,800

Noncurrent deferred tax liabilities:
Investment in LINN Energy	—	(271,140)
Other	(3,194)	—
Total noncurrent deferred tax liabilities	(3,194)	(271,140)
Net deferred tax assets (liabilities)	$18,971	$(13,899)

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

Net deferred tax assets and liabilities were classified on the balance sheets as follows:

	December 31,
	2015	2014
	(in thousands)

Current deferred tax assets	$2,508	$46,441
Current deferred tax liabilities	—	—
Net current deferred tax assets	$2,508	$46,441

Noncurrent deferred tax assets	$19,657	$210,800
Noncurrent deferred tax liabilities	(3,194)	(271,140)
Net noncurrent deferred tax assets (liabilities)	$16,463	$(60,340)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2015, and December 31, 2014, based on projections of future taxable income for the periods in which the deferred tax assets are deductible, valuation allowances of approximately $468 million and $36 million, respectively, were recorded to reduce the net deferred tax assets to an amount that is more likely than not to be realized. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward and carryback periods are reduced.
Changes in the balance of unrecognized tax benefits excluding interest and penalties on uncertain tax positions were as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)

Unrecognized income tax benefits at beginning of year	$20,068	$20,106
Decreases for positions taken in a prior year	—	(38)
Decreases for settlements with taxing authorities	(5,293)	—
Unrecognized income tax benefits at end of year	$14,775	$20,068
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
At December 31, 2015, and December 31, 2014, the Company had a gross liability for uncertain income tax benefits of approximately $15 million and $20 million, respectively, which, if recognized, would affect the effective income tax rate. The Company estimates that it is reasonably possible that the balance of unrecognized income tax benefits as of December 31, 2015, could decrease by a maximum of approximately $15 million in the next 12 months due to the expiration of statutes of limitations and settlements with taxing authorities. The Company had accrued approximately $203,000 and $109,000 of interest related to its uncertain income tax positions as of December 31, 2015, and December 31, 2014, respectively. The tax years 2010 – 2015 remain open to examination for federal income tax purposes.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

Note 5 – Distributions and Dividends
The following provides a summary of distributions paid by LINN Energy to LinnCo and dividends paid by LinnCo to its shareholders during the year ended December 31, 2015:
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
Note 6 – Supplemental Disclosures to the Statements of Cash Flows
For the years ended December 31, 2015, December 31, 2014, and December 31, 2013, LinnCo incurred and recorded approximately $3 million, $3 million and $42 million, respectively, of general and administrative expenses and certain offering costs. Of the expenses and costs incurred, all had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2015, and December 31, 2014, and approximately $22 million had been paid by LINN Energy on LinnCo’s behalf as of December 31, 2013. In addition, during the year ended December 31, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013. All of these expenses and costs are paid by LINN Energy on LinnCo’s behalf, and therefore, are accounted for as capital contributions and reflected as noncash transactions by LinnCo.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued

In December 2013, the Company issued 93,756,674 LinnCo common shares in connection with the Berry acquisition valued at approximately $2.7 billion and acquired 93,756,674 newly issued LINN Energy units in exchange for the transfer of Berry to LINN Energy valued at approximately $2.8 billion, which was also a noncash transaction.
During the years ended December 31, 2015, and December 31, 2014, the Company made cash payments for income taxes of approximately $214,000 and $475,000, respectively.

LINNCO, LLC
SUPPLEMENTAL QUARTERLY DATA (Unaudited)
The following discussion and analysis should be read in conjunction with the “Financial Statements” and “Notes to Financial Statements,” which are included in this Annual Report on Form 10-K in Item 8. “Financial Statements and Supplementary Data.”
Quarterly Financial Data

	Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2015:
Equity loss from investment in Linn Energy, LLC	$(50,492)	$(122,052)	$(663,276)	$(345,784)
General and administrative expenses	(976)	(901)	(965)	(603)
Income tax (expense) benefit	18,493	13,127	(3,712)	(17,285)
Net loss	(32,975)	(109,826)	(667,953)	(363,672)

Net loss per share, basic and diluted	(0.26)	(0.85)	(5.20)	(2.83)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2014:
Equity income (loss) from investment in Linn Energy, LLC	$(30,541)	$(66,987)	$172,200	$(2,039,671)
General and administrative expenses	(734)	(668)	(644)	(772)
Gain (loss) on transfer of Berry	—	(1,331)	9,830	5,174
Income tax (expense) benefit	11,791	25,844	(63,776)	760,825
Net income (loss)	(19,484)	(43,142)	117,610	(1,274,444)

Net income (loss) per share, basic and diluted	(0.15)	(0.34)	0.91	(9.91)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.
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
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
A list of the Company’s executive officers and biographical information appears below under the caption “Executive Officers of the Company.” Additional information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the annual meeting of shareholders (the “2016 Proxy Statement”).
Executive Officers of the Company

Name	Age	Position with the Company

Mark E. Ellis	59	Chairman, President and Chief Executive Officer
David B. Rottino	49	Executive Vice President and Chief Financial Officer
Arden L. Walker, Jr.	56	Executive Vice President and Chief Operating Officer
Thomas E. Emmons	47	Senior Vice President – Corporate Services
Jamin B. McNeil	50	Senior Vice President – Houston Division Operations
Candice J. Wells	41	Senior Vice President, General Counsel and Corporate Secretary
Mark E. Ellis is the Chairman, President and Chief Executive Officer and has served in such capacity since LinnCo’s formation in April 2012. Mr. Ellis is also the Chairman, President and Chief Executive Officer of LINN Energy and has served in such capacity since December 2011. He previously served as President, Chief Executive Officer and Director of LINN Energy from January 2010 to December 2011 and from December 2007 to January 2010, Mr. Ellis served as President and Chief Operating Officer of LINN Energy. Mr. Ellis serves on the boards of the Independent Petroleum Association of America, American Exploration & Production Council, Houston Museum of Natural Science and The Center for the Performing Arts at The Woodlands. In addition, he holds a position as trustee on the Texas A&M University 12th Man Foundation Board of Trustees. Mr. Ellis is a member of the National Petroleum Council and the Society of Petroleum Engineers.
David B. Rottino is the Executive Vice President and Chief Financial Officer of LinnCo and LINN Energy and has served in such capacity since August 2015. From January 2014 to August 2015, Mr. Rottino served as Executive Vice President and Chief Accounting Officer of LinnCo and Executive Vice President, Business Development and Chief Accounting Officer of LINN Energy. From LinnCo’s formation in April 2012 to January 2014, Mr. Rottino served as its Senior Vice President of Finance and Chief Accounting Officer. From July 2010 to January 2014, Mr. Rottino also served as Senior Vice President of Finance, Business Development and Chief Accounting Officer of LINN Energy and from June 2008 to July 2010, Mr. Rottino served as Senior Vice President and Chief Accounting Officer of LINN Energy.
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
Candice J. Wells is the Senior Vice President, General Counsel and Corporate Secretary of LinnCo and LINN Energy and has served in such capacity since January 2016. From October 2013 to January 2016, Ms. Wells served as Vice President,

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

General Counsel and Corporate Secretary of LinnCo and LINN Energy. From March 2013 to October 2013, Ms. Wells served as Vice President, acting General Counsel and Corporate Secretary of LinnCo and LINN Energy, and from LinnCo’s formation in April 2012 to March 2013, she served as its Vice President, Assistant General Counsel and Corporate Secretary. From September 2011 to March 2013, Ms. Wells also served as Vice President, Assistant General Counsel and Corporate Secretary of LINN Energy. Ms. Wells serves on the Board of the Youth Development Center.

Item 11.	Executive Compensation
Information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
Information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

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

LINNCO, LLC

Date: March 15, 2016	By:	/s/ Mark E. Ellis
Mark E. Ellis Chairman, President and Chief Executive Officer

Date: March 15, 2016	By:	/s/ David B. Rottino
David B. Rottino Executive Vice President and Chief Financial Officer

Date: March 15, 2016	By:	/s/ Darren R. Schluter
Darren R. Schluter Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Ellis	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2016
Mark E. Ellis

/s/ David B. Rottino	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2016
David B. Rottino

/s/ Darren R. Schluter	Vice President and Controller (Principal Accounting Officer)	March 15, 2016
Darren R. Schluter

/s/ Michael C. Linn	Independent Director	March 15, 2016
Michael C. Linn

/s/ Stephen J. Hadden	Independent Director	March 15, 2016
Stephen J. Hadden

/s/ Terrence S. Jacobs	Independent Director	March 15, 2016
Terrence S. Jacobs

/s/ Joseph P. McCoy	Independent Director	March 15, 2016
Joseph P. McCoy

/s/ Linda M. Stephens	Independent Director	March 15, 2016
Linda M. Stephens

Index to Exhibits

Exhibit Number		Description
3.1	—	Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on June 25, 2012)
3.2	—	Certificate of Amendment to Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.6 to Amendment No. 3 to Registration Statement on Form S-1 filed on October 1, 2012)
3.3	—	Amended and Restated Limited Liability Company Agreement of LinnCo, LLC dated October 17, 2012 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 17, 2012)
3.4	—
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

23.1**	—	Consent of DeGolyer and MacNaughton
31.1**	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2**	—	Section 302 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1**	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2**	—	Section 906 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1**	—	Linn Energy, LLC’s Annual Report on Form 10-K for the year ended December 31, 2015
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

**	Filed herewith.

†	Furnished herewith.