Form 10-K/A
period 2015-12-31
LinnCo, LLC
filed 2016-04-20
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
Documents Incorporated By Reference:
Annual Report on Form 10-K/A of Linn Energy, LLC for the year ended December 31, 2015.

EXPLANATORY NOTE
LinnCo, LLC (“we,” “us,” “our,” “LinnCo” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”), filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016, solely to disclose all Part III information. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amended Filing includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.
All other items as presented in the Original Filing are unchanged.  Except for the foregoing amended information, this Amended Filing does not amend, update or change any other information presented in the Original Filing.

4

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Linn Energy, LLC (“LINN Energy”), an affiliate of the Company, owns LinnCo’s sole voting share and is entitled to elect the entire LinnCo board of directors (“Board”). LinnCo’s common shareholders are able to indirectly vote on matters on which LINN Energy unitholders are entitled to vote. LinnCo’s shareholders are not entitled to vote to elect LinnCo’s directors. Under the NASDAQ’s listing rules, LinnCo is considered a “controlled company” such that the LinnCo Board is exempt from the requirement that it have a majority of independent directors meeting the NASDAQ’s independence standards. In addition, because it relies on the “controlled company” exemption, LinnCo does not have a compensation committee or a nominating and corporate governance committee. LinnCo is, however, required to have an audit committee of the board of directors composed entirely of independent directors. The LinnCo Board is composed of six directors, including four independent directors constituting the LinnCo Audit Committee.
The Company’s business and affairs are managed by a board of directors and executive officers. All of LinnCo’s directors are elected annually by, and may be removed by, LINN Energy as the owner of LinnCo’s sole voting share. See below for a list of the Company’s directors and executive officers, along with biographical information.
Directors and Executive Officers of the Company

Name	Age	Position with the Company

Mark E. Ellis	60	Chairman, President and Chief Executive Officer
Stephen J. Hadden	61	Director
Terrence S. Jacobs	73	Director
Michael C. Linn	64	Director
Joseph P. McCoy	65	Director
Linda M. Stephens	67	Director
David B. Rottino	49	Executive Vice President and Chief Financial Officer
Arden L. Walker, Jr.	56	Executive Vice President and Chief Operating Officer
Thomas E. Emmons	47	Senior Vice President – Corporate Services
Jamin B. McNeil	50	Senior Vice President – Houston Division Operations
Candice J. Wells	41	Senior Vice President, General Counsel and Corporate Secretary
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
Stephen J. Hadden was appointed to the LINN Energy Board and the LinnCo Board in December 2013. Mr. Hadden is an independent director. Mr. Hadden serves on LINN Energy’s Audit, Compensation and Nominating and Governance Committees and also the LinnCo Audit Committee. Previously, Mr. Hadden was a director with Berry Petroleum Company, LLC (“Berry”) from February 2011 until its acquisition by LINN Energy and served on its audit and corporate governance and nominating committees. Mr. Hadden was appointed to the board of directors and the compensation committee of the board of directors of FMSA Holdings Inc. and the advisory board of Tennenbaum Capital Partners in January 2015. Mr. Hadden has over 30 years of experience in the oil and gas industry, having served in various management roles for Texaco Inc. (now Chevron Corporation). More recently, Mr. Hadden was Executive Vice President of Worldwide Exploration and Production for Devon Energy Corporation from July 2004 until March 2009 and served on the following entities: the advisory board of the Society of Petroleum Engineers, the upstream committee of the American Petroleum Institute, the Allied Arts Board and the Oklahoma City Petroleum Club Board.

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

Terrence S. Jacobs was appointed to the LinnCo Board in May 2012. Mr. Jacobs is an independent director, is the LinnCo lead director, and serves on LinnCo’s Audit Committee and Conflicts Committee. Prior to his resignation in February 2013, Mr. Jacobs served on the LINN Energy Board since January 2006. Since 1995, Mr. Jacobs has served as Chairman, President and CEO of Penneco Oil Company, which provides ongoing leasing, marketing, exploration and drilling operations for natural gas and crude oil in Pennsylvania, West Virginia, Illinois and Wyoming. Mr. Jacobs currently serves on the boards of directors of Penneco Oil Company and affiliates, CMS Mid-Atlantic, Inc., and the Pennsylvania Independent Oil and Gas Association. Mr. Jacobs served as President of the Independent Oil and Gas Association of Pennsylvania from 1999 to 2001 and from 2003 to 2005 and has served as a director of the IPAA for the states of Delaware, Maryland, Pennsylvania and New York—West from 2000-2006. From 2006 to 2013, he was Chairman of the IPAA Tax Committee. He is a member of the NPC. Mr. Jacobs was licensed to practice as a Certified Public Accountant, in Pennsylvania, from 1968 to 2013.
Michael C. Linn is LINN Energy’s founder and an independent director of LINN Energy and has served in that capacity since December 2011 and has been a director of LinnCo since April 2012. Prior to that, he was Executive Chairman of the LINN Energy Board since January 2010. He served as Chairman and Chief Executive Officer from December 2007 to January 2010; Chairman, President and Chief Executive Officer from June 2006 to December 2007; and President, Chief Executive Officer and Director of LINN Energy from March 2003 to June 2006. Following his retirement as an officer of LINN Energy, Mr. Linn formed MCL Ventures LLC (“MCL Ventures”), a private investment vehicle that focuses on purchasing oil and gas royalties as well as non-operated interests in oil and gas wells, subject to the non-competition provisions in his retirement agreement with LINN Energy, and is the President and CEO of MCL Ventures. Mr. Linn also serves on the board of directors of, and is chairman of the compensation committee for, Nabors Industries, Ltd, the board of directors for Black Stone Minerals Company, and the board of directors and chair of conflicts committee of Western Refining Logistics GP, LLC, and is a senior advisor for Quantum Energy Partners, LLC. Mr. Linn was previously a lecturer at the C.T. Bauer College of Business at the University of Houston. Mr. Linn currently serves on: the NPC and the IPAA—past chairman and board member. He previously served on the following: Natural Gas Supply Association—director; National Gas Council—chairman and director; Independent Oil and Gas Associations of New York, Pennsylvania and West Virginia—chairman and president of each and is a past Texas Representative for the Legal and Regulatory Affairs Committee of the Interstate Oil and Gas Compact Commission. He was named the 2011 IPAA Chief Roughneck of the Year, inducted into the All American Wildcatters and received The Woodrow Wilson Award for Public Service in 2013 and 2015. Mr. Linn also serves on the following: Texas Children’s Hospital—president of the board of trustees, chairman of the Promise $475 Million Capital Campaign; M.D. Anderson—board of visitors and development committee; Houston Methodist Hospital—senior cabinet of the President’s Leadership Council; Museum of Fine Arts Houston—board of trustees, building and grounds committee, long-range planning committee and finance committee; Houston Police Foundation—board of directors; Villanova University—founding and honorary member of the Dean’s Advisory Counsel for College of Liberal Arts and Sciences; University of Houston—Board of Visitors; Houston Symphony—Governing Director on the Board of Counsel for College of Liberal Arts and Sciences; University of Houston—Board of Visitors; Houston Symphony—Governing Director on the Board of Trustees.
Joseph P. McCoy was appointed to the LINN Energy Board in September 2007 and the LinnCo Board in April 2012. Mr. McCoy is an independent director and serves as Chairman of LINN Energy’s and LinnCo’s Audit Committees and is a member of LINN Energy’s Compensation and Nominating and Governance Committees. Mr. McCoy served as Senior Vice President and Chief Financial Officer of Burlington Resources Inc. (“Burlington”) from 2005 until 2006 and Vice President and Controller (Chief Accounting Officer) of Burlington from 2001 until 2005. Prior to joining Burlington, Mr. McCoy spent 27 years with Atlantic Richfield and affiliates in a variety of financial positions. Mr. McCoy joined the board of directors of Scientific Drilling International, Inc. during 2011. Mr. McCoy has served as a member of the board of directors of Global Geophysical Services, Inc. from 2011 to 2015 and Rancher Energy, Inc. and BPI Energy Corp. from 2007 to 2009. Since 2006, other than his service on the LinnCo Board, the LINN Energy Board and the other boards identified above, Mr. McCoy has been retired.
Linda M. Stephens was appointed to the LinnCo Board in February 2013. Ms. Stephens is an independent director and serves on LinnCo’s Audit Committee and Conflicts Committee. Ms. Stephens served on the LINN Energy Board for the month of February 2013. From August 1989 to April 2009, Ms. Stephens held various positions with Royal Bank of Canada/RBC Capital Markets culminating with her position as Managing Director, Head U.S. Energy, Corporate Banking. Since 2009, Ms. Stephens has been retired.
David B. Rottino is the Executive Vice President and Chief Financial Officer of LinnCo and LINN Energy and has served in such capacity since August 2015. From January 2014 to August 2015, Mr. Rottino served as Executive Vice President and

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

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
Candice J. Wells is the Senior Vice President, General Counsel and Corporate Secretary of LinnCo and LINN Energy and has served in such capacity since January 2016. From October 2013 to January 2016, Ms. Wells served as Vice President, General Counsel and Corporate Secretary of LinnCo and LINN Energy. From March 2013 to October 2013, Ms. Wells served as Vice President, acting General Counsel and Corporate Secretary of LinnCo and LINN Energy, and from LinnCo’s formation in April 2012 to March 2013, she served as its Vice President, Assistant General Counsel and Corporate Secretary. From September 2011 to March 2013, Ms. Wells also served as Vice President, Assistant General Counsel and Corporate Secretary of LINN Energy. Ms. Wells serves on the board of the Youth Development Center.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own more than 10% of the Company’s shares to file reports of ownership and changes in ownership concerning the Company’s shares with the SEC and to furnish us with copies of all Section 16(a) forms they file. Based solely upon the Company’s review of the Section 16(a) filings that have been received by us and written representations that no other reports were filed, we believe that all filings required to be made under Section 16(a) during 2015 were timely made.
CORPORATE GOVERNANCE
Governance Guidelines and Codes of Ethics
The LinnCo Board has adopted the Corporate Governance Guidelines applicable to LINN Energy to assist it in the exercise of its responsibility to provide effective governance over LinnCo’s affairs for the benefit of its shareholders. In addition, LinnCo has adopted LINN Energy’s Code of Business Conduct and Ethics, which sets forth legal and ethical standards of conduct for all LinnCo employees, as well as LinnCo’s directors. LinnCo has also adopted LINN Energy’s code of ethics which applies to its Chief Executive Officer and Senior Financial Officers. All of these documents are available on LinnCo’s website, www.linnco.com, and will be provided free of charge to any shareholder requesting a copy by writing to LinnCo’s Corporate Secretary, LinnCo, LLC, 600 Travis, Suite 5100, Houston, Texas 77002. If any substantive amendments are made to the Code of Ethics for LinnCo’s Chief Executive Officer and Senior Financial Officers or if LinnCo grants any waiver, including any implicit waiver, from a provision of such code, LinnCo will disclose the nature of such amendment or waiver within four business days on its website. The information on the Company’s website is not, and shall not be deemed to be, a part of this filing or incorporated into any other filings the Company makes with the SEC.

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

Report of the Audit Committee
The Audit Committee oversees the Company’s financial reporting process on behalf of the Board. Management has the primary responsibility for the preparation of the financial statements and the reporting process, including the systems of internal control.
With respect to the financial statements for the year ended December 31, 2015, the Audit Committee reviewed and discussed the financial statements of LinnCo and the quality of financial reporting with management and the independent public accountant. In addition, it discussed with the independent public accountant the matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (PCAOB) on August 15, 2012. The Audit Committee also discussed with the independent public accountant its independence from LinnCo and received from the independent public accountant the written disclosures and the letter from the independent public accountant complying with the applicable requirements of the PCAOB regarding the independent public accountant’s communications with the Audit Committee concerning independence. The Audit Committee determined that the non-audit services provided to LinnCo by the independent public accountant are compatible with maintaining the independence of the independent public accountant.
Based on the reviews and discussions described above, the Audit Committee recommended to the Company’s Board that the financial statements of LinnCo be included in the Original Filing.

Submitted By:
Audit Committee
Joseph P. McCoy, Chair Stephen J. Hadden Terrence S. Jacobs Linda M. Stephens
Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act that might incorporate this Amended Filing or future filings with the SEC, in whole or in part, the preceding report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent the foregoing report is specifically incorporated by reference therein.
Item 11.    Executive Compensation
The Company’s executive officers and employees are also executive officers of, or employed directly by, LINN Energy. LINN Energy makes compensation decisions for, and pays compensation directly to, such individuals, and they do not receive additional compensation from LinnCo. As such, the Company has not paid or accrued any obligations with respect to compensation or benefits for the Company’s executive officers or employees. The Company does not expect to pay any salaries, bonuses or equity awards to such executive officers or employees.
For information about LINN Energy’s executive compensation, see Item 11. “Executive Compensation” in Amendment No. 1 to LINN Energy’s Annual Report on Form 10-K/A, included in this filing as Exhibit 99.2 and incorporated herein by reference.
DIRECTOR COMPENSATION
Officers or employees of LINN Energy who also serve as LinnCo’s directors do not receive additional compensation. Each non-employee director of LinnCo, who is also a director of LINN Energy, receives an annual cash retainer of $15,000 for services as a director of LinnCo. Non-employee directors who are only directors of LinnCo receive an annual cash retainer of $90,000, each paid in four quarterly installments. The LinnCo Audit Committee chair receives an additional $5,000 retainer paid in four quarterly installments. In addition, each non-employee director is reimbursed for out-of-pocket expenses

Item 11.    Executive Compensation - Continued

in connection with attending meetings of the LinnCo Board or committees thereof. Each director is indemnified by LinnCo for actions associated with being a director to the full extent provided under LinnCo’s limited liability company agreement.
2015 DIRECTOR SUMMARY COMPENSATION TABLE
The table below summarizes the compensation paid to non-employee directors for the fiscal year ended December 31, 2015.

Name (1)	Fees Earned or Paid in Cash ($)
Stephen J. Hadden (2)	15,000
Terrence S. Jacobs (3)	100,000
Michael C. Linn (4)	15,000
Joseph P. McCoy (5)	20,000
Linda M. Stephens (6)	90,000

(1)
Mark E. Ellis, LinnCo’s and LINN Energy’s Chairman, President and Chief Executive Officer, is not included in this table as he was an employee in 2015 and thus received no additional compensation for his service as director. Mr. Ellis’ compensation is shown in LINN Energy’s Summary Compensation Table.

(2)	Mr. Hadden’s fees reflect his $15,000 payment as a director of LinnCo.

(3)	As Mr. Jacobs does not sit on the LINN Energy Board, Mr. Jacobs’ fees reflect his $90,000 payment as a director of LinnCo and a $10,000 payment as lead director of LinnCo.

(4)	Mr. Linn’s fees reflect his $15,000 payment as a director of LinnCo.

(5)	Mr. McCoy’s fees reflect his $15,000 payment as a director of LinnCo and $5,000 as chairman of the LinnCo Audit Committee.

(6)	As Ms. Stephens does not sit on the LINN Energy Board, Ms. Stephens’ fees reflect her $90,000 payment as a director of LinnCo.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of April 15, 2016, the number of shares beneficially owned by: (i) each person who is known to LinnCo to beneficially own more than 5% of a class of LinnCo shares; (ii) the current directors of the LinnCo Board; (iii) each named executive officer; and (iv) all current directors and executive officers as a group. LinnCo obtained certain information in the table from filings made with the SEC. Unless otherwise noted, each beneficial owner has sole voting power and sole investment power.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Continued

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Linn Energy, LLC (1)	(1)	*
Mark E. Ellis (2)	—	*
David B. Rottino (2)	—	*
Kolja Rockov (2)	—	*
Arden L. Walker, Jr. (2)	—	*
Jamin B. McNeil (2)	—	*
Stephen J. Hadden (2)	18,783	*
Terrence S. Jacobs(2)	—	*
Michael C. Linn (2)	—	*
Joseph P. McCoy (2)	—	*
Linda M. Stephens (2)	1,418	*
All executive officers and directors as a group (12 persons) (3)	20,201	*

*	Less than 1% of class based on 128,544,174 LinnCo shares outstanding as of April 15, 2016.

(1)	LINN Energy owned 100% of LinnCo’s sole voting share and no LinnCo common shares.

(2)	The address of each beneficial owner, unless otherwise noted, is c/o LinnCo, LLC, 600 Travis, Suite 5100, Houston, Texas 77002.

(3)	Percentage ownership of executive officer and directors is based on total shares outstanding as of April 15, 2016.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
In the ordinary course of the Company’s business, the Company purchases products or services from, or engage in other transactions with, various third parties. Occasionally, these transactions may involve entities that are affiliated with one or more members of the Company’s Board.
Review and Approval of Related Party Transactions
The Company reviews all relationships and transactions in which the Company and its directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The Company has developed and implemented processes and controls to obtain information from its directors and executive officers with respect to related party transactions and for then determining, based on the facts and circumstances, whether the Company or a related party has a direct or indirect material interest in the transactions. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related party are disclosed in the Company’s annual proxy statement. In addition, the Company’s Audit Committee or Board (if appropriate) reviews and approves or ratifies or disapproves any related party transaction that is required to be disclosed. In the course of its review of a disclosable related party transaction, consideration is given to:

•	the nature of the related party’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related party;

•	the importance of the transaction to the Company;

Item 13.	Certain Relationships and Related Transactions, and Director Independence - Continued

•	whether the transaction would impair the judgment of a director or executive officer to act in the Company’s best interest; and

•	any other matters deemed appropriate.
Any director who is a related party with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction; provided, however, that such director may be counted in determining the presence of a quorum at the meeting where the transaction is considered.
LinnCo’s Relationship with LINN Energy
General. As of April 15, 2016, LinnCo owned approximately 36% of the outstanding LINN Energy units. LINN Energy controls LinnCo’s management and operations through its ownership of LinnCo’s sole voting share.
Omnibus Agreement. Concurrent with the closing of LinnCo’s initial public offering on October 17, 2012, LinnCo entered into an omnibus agreement with LINN Energy pursuant to which LINN Energy agreed to provide LinnCo with certain financial, legal, accounting, tax advisory, financial advisory and engineering services. LINN Energy also agreed to pay on LinnCo’s behalf, or reimburse LinnCo for, any expenses incurred in connection with securing these services from third parties, as well as printing costs and other administrative and out-of-pocket expenses LinnCo incurs, along with any other expenses LinnCo may have incurred in connection with the LinnCo IPO or will incur in any future offering of its shares or as a result of being a publicly traded entity, including costs associated with annual, quarterly and other reports to its shareholders, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees. LINN Energy also provides LinnCo with cash management services, including treasury services with respect to the payment of dividends, if any, and allocation of reserves for taxes. These cash management services are intended to optimize the use of LinnCo’s cash on hand and to reduce the likelihood of a change in the amount of any dividend paid to LinnCo’s shareholders across periods other than as a result of any change in the amount of distributions paid by LINN Energy. In addition, LINN Energy has agreed to indemnify LinnCo and its officers and directors for damages suffered or costs incurred (other than income taxes payable by LinnCo) in connection with carrying out LinnCo’s activities. Finally, LINN Energy has granted LinnCo a license to utilize its trademarks.
Future Offerings. LinnCo will purchase from LINN Energy a number of LINN Energy units equal to or greater than the number of shares LinnCo sells in any future offering for an amount equal to or less than the net cash proceeds of such offering (after deducting underwriting discounts but before payment of other offering expenses) plus any properties or assets received by LinnCo in such offering. As a result, LINN Energy will indirectly bear the cost of any underwriting discounts associated with future offerings of LinnCo’s common shares. In connection with the Berry acquisition, LinnCo amended its limited liability company agreement to give effect to certain changes relating to issuances of additional securities by LinnCo.
Contribution Agreement. On February 20, 2013, LINN Energy entered into a contribution agreement, as amended on November 3, 2013 (as amended, the Contribution Agreement), with LinnCo with respect to LINN Energy’s issuance of units to LinnCo in connection with the contribution by LinnCo of all of the outstanding limited liability company interests in Linn Acquisition Company, LLC, the entity that acquired Berry, to LINN Energy. The Contribution Agreement was consummated on December 16, 2013. Under the Contribution Agreement, at the end of calendar year 2015, LINN Energy was required to work together with LinnCo in good faith to evaluate whether, in addition to any distribution to which LinnCo is entitled with respect to LINN Energy units that it holds, LINN Energy will make one or more special distributions to LinnCo solely out of funds available to make “operating cash flow distributions” (as such term is defined in Treasury Regulations Section 1.707-4(b)(2)) to reasonably compensate LinnCo for the actual increase in tax liability to LinnCo, if any, resulting from the allocation of depreciation, depletion and amortization and other cost recovery deductions using the “remedial allocation method” pursuant to Treasury Regulations Section 1.704- 3(d), with respect to the assets acquired pursuant to the Contribution Agreement. It was determined that no such “operating cash flow distribution” was required as of December 31, 2015.
Indemnification of Officers and Directors
The Company’s limited liability company agreement provides that the Company will generally indemnify officers and members of the Company’s board of directors against all losses, claims, damages or similar events. Subject to any terms, conditions or restrictions set forth in the Company’s limited liability company agreement, Section 18-108 of the Delaware Limited Liability Company Act empowers a Delaware limited liability company to indemnify and hold harmless any member or manager or other person from and against all claims and demands whatsoever. The Company has also entered into individual indemnity agreements with each of the Company’s executive officers and directors which supplement the indemnification provisions in the Company’s limited liability company agreement.
DIRECTOR INDEPENDENCE
Under the NASDAQ’s listing rules, LinnCo is considered a “controlled company” such that the LinnCo Board is exempt from the requirement that it have a majority of independent directors meeting the NASDAQ’s independence standards. LinnCo is, however, required to have an audit committee of the board of directors composed entirely of independent directors. The LinnCo Audit Committee is currently comprised of four directors: Mr. McCoy (Chairman), Mr. Hadden, Mr. Jacobs and Ms. Stephens.
In addition, the members of the Audit Committee of the Company’s Board each qualify as “independent” under standards established by the SEC for members of audit committees, and the Audit Committee includes at least one member who is determined by the Company’s Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules. Mr. McCoy is the independent director who has been determined to be an audit committee financial expert. Shareholders should understand that this designation is a disclosure requirement of the SEC related to Mr. McCoy’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. McCoy any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board.
Item 14.    Principal Accounting Fees and Services
Audit Fees
The fees for professional services rendered by KPMG LLP for the audit of the Company’s annual financial statements for each of the years ended December 31, 2015 and 2014, and the reviews of the financial statements included in any of its Quarterly Reports on Forms 10-Q for those years, were $300,000.
Audit-Related Fees
KPMG LLP also received fees of approximately $292,000 and $67,000 during the years ended December 31, 2015 and 2014, respectively, for services in connection with procedures performed for other SEC filings.
Tax Fees
The Company incurred no fees during the years ended December 31, 2015 or 2014 for tax-related services provided by KPMG LLP.
All Other Fees
The Company incurred no other fees during the years ended December 31, 2015 or 2014 for any other services provided by KPMG LLP.
Audit Committee Approval of Audit and Non-Audit Services
The Audit Committee pre-approves all audit and non-audit services to be provided to the Company by its independent public accountant in the upcoming year at the first meeting of each calendar year and at subsequent meetings as necessary. The non-audit services to be provided are specified and shall not exceed a specified dollar limit. During the course of a fiscal year, if additional non-audit services are identified, these services are presented to the Audit Committee for pre-approval. All of the services covered under the caption “Audit-Related Fees” were approved by the Audit Committee and none were provided under the de minimis exception of Section 10A of the Exchange Act.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a) - 1. Financial Statements:
All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Original Filing.
(a) - 2. Financial Statement Schedules:
All schedules are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Original Filing.
(a) - 3. Exhibits:
The exhibits required to be filed by this Item 15 are set forth in the “Index to Exhibits” accompanying this Amended Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINNCO, LLC

Date: April 20, 2016	By:	/s/ Mark E. Ellis
Mark E. Ellis Chairman, President and Chief Executive Officer

Date: April 20, 2016	By:	/s/ David B. Rottino
David B. Rottino Executive Vice President and Chief Financial Officer

Date: April 20, 2016	By:	/s/ Darren R. Schluter
Darren R. Schluter Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number		Description
3.1	—	Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on June 25, 2012)
3.2	—	Certificate of Amendment to Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.6 to Amendment No. 3 to Registration Statement on Form S-1 filed on October 1, 2012)
3.3	—	Amended and Restated Limited Liability Company Agreement of LinnCo, LLC dated October 17, 2012 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 17, 2012)
3.4	—
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

23.1**	—	Consent of DeGolyer and MacNaughton
31.1**	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2**	—	Section 302 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of LinnCo, LLC
31.3***	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.4***	—	Section 302 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1**	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2**	—	Section 906 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1**	—	Linn Energy, LLC’s Annual Report on Form 10-K for the year ended December 31, 2015
99.2***	—	Linn Energy, LLC’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2015
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

**	Previously filed or furnished with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016.

***	Filed herewith.