Form 10-Q
period 2016-03-31
LinnCo, LLC
filed 2016-05-12
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _______________ to _______________
Commission File Number: 001-35695
LinnCo, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-5166623 (I.R.S. Employer Identification No.)
600 Travis, Suite 5100 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

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
Large accelerated filer  ☒      Accelerated filer   ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2016, there were 233,263,642 common shares outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
LINNCO, LLC
BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$11,023	$11,023
Accounts receivable – related party	799	—
Income taxes receivable	5,673	7,414
Deferred offering costs	785	—
Total current assets	18,280	18,437

Noncurrent assets:
Deferred income taxes	—	18,971
Investment in Linn Energy, LLC	—	—
Total noncurrent assets	—	18,971
Total assets	$18,280	$37,408

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,372	$573
Income taxes payable	22,578	29,829
Total current liabilities	23,950	30,402

Shareholders’ equity (deficit):
Voting shares; unlimited shares authorized; 1 share issued and outstanding at March 31, 2016, and December 31, 2015	1	1
Common shares; unlimited shares authorized; 128,544,174 shares issued and outstanding at March 31, 2016, and December 31, 2015	3,868,322	3,868,322
Additional paid-in capital	44,440	42,723
Accumulated deficit	(3,918,433)	(3,904,040)
	(5,670)	7,006
Total liabilities and shareholders’ equity (deficit)	$18,280	$37,408
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)

Equity loss from investment in Linn Energy, LLC	$—	$(50,492)
General and administrative expenses	(933)	(976)
Loss before income taxes	(933)	(51,468)
Income tax (expense) benefit	(13,460)	18,493
Net loss	$(14,393)	$(32,975)

Net loss per share, basic and diluted	$(0.11)	$(0.26)

Weighted average shares outstanding	128,544	128,544

Dividends declared per share	$—	$0.313
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	(in thousands)

December 31, 2015	128,544	$3,868,323	$42,723	$(3,904,040)	$7,006
Capital contributions from Linn Energy, LLC		—	1,717	—	1,717
Net loss		—	—	(14,393)	(14,393)
March 31, 2016	128,544	$3,868,323	$44,440	$(3,918,433)	$(5,670)
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Cash flow from operating activities:
Net loss	$(14,393)	$(32,975)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity loss from investment in Linn Energy, LLC	—	50,492
Noncash general and administrative expenses paid by Linn Energy, LLC	933	976
Deferred income taxes	18,971	(18,493)
(Increase) decrease in income taxes receivable	(6,860)	436
Increase (decrease) in income taxes payable	1,349	(97)
Cash distributions received	—	40,183
Net cash provided by operating activities	—	40,522

Cash flow from financing activities:
Dividends paid to shareholders	—	(41,519)
Net cash used in financing activities	—	(41,519)

Net decrease in cash and cash equivalents	—	(997)
Cash and cash equivalents:
Beginning	11,023	6,544
Ending	$11,023	$5,547
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012, that completed its initial public offering (“IPO”) in October 2012. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, Linn Energy, LLC (“LINN Energy”). In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of March 31, 2016, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. LINN Energy is an independent oil and natural gas company that trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LINE.” At March 31, 2016, LINN Energy’s last reported sales price was $0.36 per unit, as reported by NASDAQ, and the Company owned approximately 36% of LINN Energy’s outstanding units.
Voluntary Reorganization Under Chapter 11
On May 11, 2016, the Company, LINN Energy and Berry (collectively, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors have filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 cases.
Prior to the filing of the Bankruptcy Petitions, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Restructuring Support Agreement”) with certain holders (“Consenting Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) LINN Energy’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) and (ii) Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”).
The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Debtors and the Consenting Creditors to support a comprehensive restructuring of the Debtors’ long-term debt (“Restructuring Transactions”). The Restructuring Transactions will be effectuated through one or more plans of reorganization (“Plan”) to be filed in cases commenced under Chapter 11 of the Bankruptcy Code.
The Restructuring Support Agreement provides that the Consenting Creditors will support the use of the LINN Energy’s and Berry’s cash collateral under specified terms and conditions, including adequate protection terms. The Restructuring Support Agreement obligates the Debtors and the Consenting Creditors to, among other things, support and not interfere with consummation of the Restructuring Transactions and, as to the Consenting Creditors, vote their claims in favor of the Plan. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to the filing, confirmation and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 250 days of the bankruptcy filing. There can be no assurances that the Restructuring Transactions will be consummated.
Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Bankruptcy Petitions. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Ability to Continue as a Going Concern
The Company’s only significant asset is its interest in LINN Energy units and the Company’s cash flow, which was historically used to pay dividends to the Company’s shareholders, is completely dependent upon the ability of LINN Energy to make distributions to its unitholders. In October 2015, LINN Energy suspended the payment of its distribution. As of March 31, 2016, the Company had income taxes payable of approximately $23 million and cash of approximately $11 million.
The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.
In April 2016, the Company made income tax payments of approximately $10 million related to statutory tax audit assessments for the tax years ended December 31, 2012, and December 31, 2011. The Company estimates that approximately $23 million of income taxes payable will become due later in 2016, but cannot be certain of the exact timing of payment, or of the final amount that will ultimately be owed. If the income taxes owed are greater than the cash on hand at such time, the payment will require some form of liquidity to satisfy it. As of May 12, 2016, LINN Energy had not agreed to provide any cash contribution to the Company.
Principles of Reporting
The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results reported in these unaudited financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method.
The financial statements for previous periods include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on previously reported net income (loss), shareholders’ equity (deficit) or cash flows.
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

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

For the three months ended March 31, 2016, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $1.7 million, including approximately $603,000 related to services provided by LINN Energy. Of the expenses and costs incurred during the three months ended March 31, 2016, approximately $918,000 had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2016.
For the three months ended March 31, 2015, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $1.4 million, including approximately $491,000 related to services provided by LINN Energy. Of the expenses and costs incurred during the three months ended March 31, 2015, approximately $1.1 million had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2015.
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
Recently Issued Accounting Standards
In November 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is intended to simplify the presentation of deferred taxes by requiring that all deferred taxes be classified as noncurrent, presented as a single noncurrent amount for each tax-paying component of an entity. The ASU is effective for fiscal years beginning after December 15, 2016; however, the Company early adopted it on January 1, 2016, on a retrospective basis. The adoption of this ASU resulted in the reclassification of previously-classified current deferred taxes of approximately $3 million to noncurrent on the Company’s balance sheet at December 31, 2015. There was no impact to the statements of operations.
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity income (loss) consists of its share of LINN Energy’s earnings or losses attributed to the units the Company owns, the amortization of the difference between the Company’s investment in LINN Energy and LINN Energy’s underlying net assets attributable to certain

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

assets and liabilities, and impairments of its investment in LINN Energy. The Company records its share of LINN Energy’s net income (loss) in the period in which it is earned. If the Company’s share of LINN Energy’s losses reduces its investment in LINN Energy to zero, the Company temporarily discontinues applying the equity method. At March 31, 2016, the Company owned approximately 36% of LINN Energy’s outstanding units. The Company’s ownership percentage could change if the Company acquires additional units or if LINN Energy issues or repurchases additional units.  Changes in the Company’s ownership percentage affect its net income (loss).
Impairment testing on the Company’s investment in LINN Energy is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. No impairment had occurred with respect to the Company’s investment in LINN Energy for the three months ended March 31, 2016, or March 31, 2015.
Primarily as a result of cumulative losses recognized by the Company, its investment in LINN Energy was reduced to zero as of December 31, 2015, at which time the Company discontinued applying the equity method. The amount of excess losses incurred was approximately $560 million and $490 million as of March 31, 2016, and December 31, 2015, respectively.
At March 31, 2016, the carrying amount of the Company’s investment in LINN Energy was greater than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $571 million. The difference is attributable to cumulative excess losses, as well as proved and unproved oil and natural gas properties and senior notes, and is included in “investment in Linn Energy, LLC” on the balance sheets. The difference attributable to oil and natural gas properties and senior notes is amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income (loss) from the Company’s investment in LINN Energy.
Note 2 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN Energy. At March 31, 2016, LinnCo’s issued capitalization consisted of approximately $3.9 billion in common shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of common shares and voting shares. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding common shares and voting shares, voting as separate classes.
Offer to Exchange LINN Energy Units for LinnCo Shares
In March 2016, the Company filed a Registration Statement on Form S-4 related to an offer to exchange each outstanding unit representing limited liability company interests of LINN Energy for one common share representing limited liability company interests of LinnCo. In April 2016, the Company extended the offer to April 25, 2016. The offer expired on April 25, 2016, and on April 26, 2016, the Company commenced a subsequent offering period that will expire on May 23, 2016, unless extended. During April 2016, 104,719,468 LINN Energy units were exchanged for an equal number of LinnCo shares. As a result of the exchange of LINN Energy units for LinnCo shares, LinnCo’s ownership of LINN Energy’s outstanding units increased from approximately 36% to approximately 66% as of April 30, 2016.
Note 3 – Summarized Financial Information for Linn Energy, LLC
Following are summarized statements of operations and balance sheets information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

LINNCO, LLC
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Summarized Linn Energy, LLC Statements of Operations Information

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Revenues and other	$414,767	$916,547
Expenses	(1,647,184)	(1,124,155)
Other income and (expenses)	(105,085)	(138,679)
Income tax (expense) benefit	(10,244)	7,127
Net loss	$(1,347,746)	$(339,160)
Summarized Linn Energy, LLC Balance Sheets Information

	March 31, 2016	December 31, 2015
	(in thousands)

Current assets	$2,443,743	$1,534,547
Noncurrent assets	6,995,754	8,393,711
	9,439,497	9,928,258
Current liabilities	5,133,113	4,291,901
Noncurrent liabilities	5,910,802	5,905,258
Unitholders’ deficit	$(1,604,418)	$(268,901)

Note 4 – Income Taxes
The Company is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At March 31, 2016, and December 31, 2015, the majority of the Company’s temporary differences and associated deferred taxes result from its investment in LINN Energy. Based on projections of future taxable income for the periods in which the deferred tax assets are deductible, valuation allowances of approximately $470 million and $468 million, respectively, were recorded to reduce the net deferred tax assets to an amount that is more likely than not to be realized.
The Company had no gross liability for uncertain income tax benefits at March 31, 2016. At December 31, 2015, the Company had a gross liability for uncertain income tax benefits of approximately $15 million. During the three months ended March 31, 2016, the Company reduced the balance of its unrecognized income tax benefits by approximately $15 million due to settlements with taxing authorities. The Company had zero and approximately $203,000 of accrued interest related to its uncertain income tax positions as of March 31, 2016, and December 31, 2015, respectively. The tax years 2013 – 2015 remain open to examination for federal income tax purposes.
Note 5 – Supplemental Disclosures to the Statements of Cash Flows
For the three months ended March 31, 2016, and March 31, 2015, LinnCo incurred and recorded approximately $1.7 million and $1.4 million, respectively, of general and administrative expenses and certain offering costs. Of the expenses and costs incurred, approximately $918,000 had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2016, and approximately $1.1 million had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2015. All of these expenses and costs are paid by LINN Energy on LinnCo’s behalf, and therefore, are accounted for as capital contributions and reflected as noncash transactions by LinnCo.
The Company made no cash payments for income taxes during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company made cash payments for income taxes of approximately $96,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion contains forward-looking statements based on expectations, estimates and assumptions. Actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors set forth in “Cautionary Statement Regarding Forward-Looking Statements” below and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and elsewhere in the Annual Report.
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
LinnCo’s success is dependent upon the operations and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.
Business
At no time after LinnCo’s formation and prior to the initial public offering (“IPO”) did LinnCo have any operations or own any interest in LINN Energy. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, LINN Energy. In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of March 31, 2016, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy.
Recent Developments
Voluntary Reorganization Under Chapter 11
On May 11, 2016, the Company, LINN Energy and Berry (collectively, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors have filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 cases.
Prior to the filing of the Bankruptcy Petitions, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Restructuring Support Agreement”) with certain holders (“Consenting Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) LINN Energy’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) and (ii) Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”).
The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Debtors and the Consenting Creditors to support a comprehensive restructuring of the Debtors’ long-term debt (“Restructuring Transactions”). The Restructuring Transactions will be effectuated through one or more plans of reorganization (“Plan”) to be filed in cases commenced under Chapter 11 of the Bankruptcy Code.
The Company expects ordinary-course operations to continue substantially uninterrupted during and after the Chapter 11 proceedings. The Restructuring Support Agreement provides that the Consenting Creditors will support the use of the LINN Energy’s and Berry’s cash collateral under specified terms and conditions, including adequate protection terms.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Certain principal terms of the Plan are outlined below. See Item 1A. “Risk Factors” for risks relating to Chapter 11 proceedings, including the risk that the Company may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

•
Claims under the LINN Credit Facility will receive participation in a new company $2.2 billion reserve-based and term loan credit facility, as described further below (“New LINN Exit Facility”), and payment of the remainder of claims under the LINN Credit Facility (if any) in cash or, to the extent not viable, a later-agreed-upon alternative consideration.

•
LINN Energy’s 12.00% senior secured second lien notes due December 2020 (“Second Lien Notes”) will be allowed as a $2.0 billion unsecured claim consistent with the settlement agreement, dated April 4, 2016, entered into between LINN Energy and certain holders of the Second Lien Notes.

•
Unsecured claims against LINN Energy, including under the Second Lien Notes and LINN Energy’s unsecured notes, will convert to equity in the reorganized LINN Energy or reorganized LinnCo (“New LINN Common Stock”) in to-be-determined allocations.

•
The Restructuring Support Agreement contemplates that Berry will separate from LINN Energy under the Plan. Claims under the Berry Credit Facility will receive participation in a new Berry exit facility, if any, and a to-be-determined allocation of equity in reorganized Berry (“New Berry Common Stock”).

•
Unsecured claims against Berry, including under Berry’s unsecured notes, will receive a to-be-determined allocation of New Berry Common Stock up to the full amount of Berry’s unencumbered collateral and/or collateral value in excess of amounts outstanding under the Berry Credit Facility.

•
Cash payments under the Plan may be funded by rights offerings or other new-money investments. The Restructuring Support Agreement contemplates that Berry may undertake a marketing process for the opportunity to sponsor its Plan.

•	All existing equity interests of the Company, LINN Energy and Berry will be extinguished without recovery.
The New LINN Exit Facility will consist of (i) a term loan in the amount of $800 million (“New LINN Term Loan”) and (ii) a revolving loan in the initial amount of $1.4 billion (“New LINN Revolving Loan”). The New LINN Term Loan will mature on the earlier of June 30, 2021, or the day prior to the fourth anniversary of the closing date, with interest payable at LIBOR plus 7.50% and amortized principal payments payable quarterly, beginning March 31, 2017. The New LINN Revolving Loan will be composed of two tranches as follows: (a) a conforming tranche with an initial amount of $1.2 billion subject to the borrowing base (“Conforming Tranche”) and (b) a non-conforming tranche with an initial amount of $200 million (“Non-Conforming Tranche”). The Conforming Tranche will mature on the earlier of June 30, 2021, or the day prior to the fourth anniversary of the closing date, with an interest rate of LIBOR plus 3.50%. The Non-Conforming Tranche will mature on the earlier of December 31, 2020, or the day prior to the date that is three years and six months after the closing date, with an interest rate of LIBOR plus 5.50%. The New LINN Exit Facility is subject to a variety of other terms and conditions including conditions precedent to funding, financial covenants and various other covenants and representations and warranties.
The Plan will provide for the establishment of a customary management incentive plan at LINN Energy and Berry under which no less than 10% of the New LINN Common Stock and New Berry Common Stock, respectively, will be reserved for grants made from time to time to the officers and other key employees of the respective reorganized entities. The Plan will provide for releases of specified claims held by the Debtors, the Consenting Creditors and certain other specified parties against one another and for customary exculpations and injunctions.
The Restructuring Support Agreement obligates the Debtors and the Consenting Creditors to, among other things, support and not interfere with consummation of the Restructuring Transactions and, as to the Consenting Creditors, vote their claims in favor of the Plan. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to the filing, confirmation and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 250 days of the bankruptcy filing. There can be no assurances that the Restructuring Transactions will be consummated.
Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Bankruptcy Petitions. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.
For the duration of the Company’s Chapter 11 proceedings, the Company’s and LINN Energy’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the number of the Company’s shares and shareholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations included in this quarterly report may not accurately reflect its operations following the Chapter 11 process.
Ability to Continue as a Going Concern
The Company’s only significant asset is its interest in LINN Energy units and the Company’s cash flow, which was historically used to pay dividends to the Company’s shareholders, is completely dependent upon the ability of LINN Energy to make distributions to its unitholders. In October 2015, LINN Energy suspended the payment of its distribution. As of March 31, 2016, the Company had income taxes payable of approximately $23 million and cash of approximately $11 million.
The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.
In April 2016, the Company made income tax payments of approximately $10 million related to statutory tax audit assessments for the tax years ended December 31, 2012, and December 31, 2011. The Company estimates that approximately $23 million of income taxes payable will become due later in 2016, but cannot be certain of the exact timing of payment, or of the final amount that will ultimately be owed. If the income taxes owed are greater than the cash on hand at such time, the payment will require some form of liquidity to satisfy it. As of May 12, 2016, LINN Energy had not agreed to provide any cash contribution to the Company.
Offer to Exchange LINN Energy Units for LinnCo Shares
In March 2016, the Company filed a Registration Statement on Form S-4 related to an offer to exchange each outstanding unit representing limited liability company interests of LINN Energy for one common share representing limited liability company interests of LinnCo. In April 2016, the Company extended the offer to April 25, 2016. The offer expired on April 25, 2016, and on April 26, 2016, the Company commenced a subsequent offering period that will expire on May 23, 2016, unless extended. During April 2016, 104,719,468 LINN Energy units were exchanged for an equal number of LinnCo shares. As a result of the exchange of LINN Energy units for LinnCo shares, LinnCo’s ownership of LINN Energy’s outstanding units increased from approximately 36% to approximately 66% as of April 30, 2016.
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

No impairment had occurred with respect to the Company’s investment in LINN Energy for the three months ended March 31, 2016, or March 31, 2015.
Primarily as a result of cumulative losses recognized by the Company, its investment in LINN Energy was reduced to zero as of December 31, 2015, at which time the Company discontinued applying the equity method. The amount of excess losses incurred was approximately $560 million and $490 million as of March 31, 2016, and December 31, 2015, respectively.
Following are summarized statements of operations information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Summarized Linn Energy, LLC Statements of Operations Information

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Revenues and other	$414,767	$916,547
Expenses	(1,647,184)	(1,124,155)
Other income and (expenses)	(105,085)	(138,679)
Income tax (expense) benefit	(10,244)	7,127
Net loss	$(1,347,746)	$(339,160)
General and Administrative Expenses
The Company’s general and administrative expenses are associated with managing the business and affairs of LinnCo and include services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. For the three months ended March 31, 2016, LinnCo incurred total general and administrative expenses of approximately $933,000, including approximately $603,000 related to services provided by LINN Energy. Of the expenses incurred during the three months ended March 31, 2016, approximately $902,000 had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2016.
For the three months ended March 31, 2015, LinnCo incurred total general and administrative expenses of approximately $976,000, including approximately $491,000 related to services provided by LINN Energy. Of the expenses incurred during the three months ended March 31, 2015, approximately $712,000 had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2015.
Because all general and administrative expenses are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo for these expenses.
Income Tax (Expense) Benefit
The income tax expense of approximately $13 million for the three months ended March 31, 2016, is associated with settlements with taxing authorities related to statutory audits of previous tax years, and the income tax benefit of approximately $18 million for the three months ended March 31, 2015, is based on the Company’s losses, primarily associated with the equity losses from its investment in LINN Energy.
Liquidity and Capital Resources
The Company’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO and in connection with the Berry acquisition and (2) voting shares, 100% of which are held by LINN Energy. At March 31, 2016, LinnCo’s issued capitalization consisted of approximately $3.9 billion in common shares

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

representing limited liability company interests (“shares”) and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board of Directors (“Board”) and the holders of a majority of the outstanding common shares and voting shares, voting as separate classes.
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
The Company’s only significant asset is its interest in LINN Energy units and the Company’s cash flow, which was historically used to pay dividends to the Company’s shareholders, is completely dependent upon the ability of LINN Energy to make distributions to its unitholders. In October 2015, LINN Energy suspended the payment of its distribution. As of March 31, 2016, the Company had income taxes payable of approximately $23 million and cash of approximately $11 million.
The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described under “Recent Developments” raise substantial doubt about the Company’s ability to continue as a going concern.
In April 2016, the Company made income tax payments of approximately $10 million related to statutory tax audit assessments for the tax years ended December 31, 2012, and December 31, 2011. The Company estimates that approximately $23 million of income taxes payable will become due later in 2016, but cannot be certain of the exact timing of payment, or of the final amount that will ultimately be owed. If the income taxes owed are greater than the cash on hand at such time, the payment will require some form of liquidity to satisfy it. As of May 12, 2016, LINN Energy had not agreed to provide any cash contribution to the Company.
In order to decrease LINN Energy’s level of indebtedness and maintain its liquidity at levels sufficient to meet its commitments, LINN Energy has undertaken a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. LINN Energy believes that even after taking these actions, it will not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As previously disclosed, the Company and LINN Energy have engaged financial and legal advisors to assist with, among other things, analyzing various strategic alternatives to address its liquidity and capital structure. The Company and LINN Energy believe a filing under Chapter 11 may provide the most expeditious manner in which to effect a capital structure solution. There can be no assurances that the Company or LINN Energy will be able to reorganize its capital structure on terms acceptable to the Company or LINN Energy, its respective creditors, or at all.
See above under “Voluntary Reorganization Under Chapter 11” for information about the Company’s entry into the Restructuring Support Agreement.
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company records its share of LINN Energy’s net income (loss) in the period in which it is earned. If the Company’s share of LINN Energy’s losses reduces its investment in LINN Energy to zero, the Company temporarily discontinues applying the equity method. At March 31, 2016, the Company owned approximately 36% of LINN Energy’s outstanding units. The Company’s ownership percentage could change if the Company acquires additional units or if LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (loss).
At March 31, 2016, the carrying amount of the Company’s investment in LINN Energy was greater than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $571 million. The difference is attributable to cumulative excess losses, as well as proved and unproved oil and natural gas properties and senior notes, and is included in “investment in Linn Energy, LLC” on the balance sheets. The difference attributable to oil and natural gas properties and senior notes is amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income (loss) from the Company’s investment in LINN Energy.
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

•
potential adverse impact of restructuring transactions on LINN Energy’s operations, management and employees, as well as the risks associated with operating the business during the anticipated Chapter 11 proceedings;

•	ability to consummate restructuring transactions;

•	large or multiple customer defaults on contractual obligations, including defaults resulting from actual or potential insolvencies;

•	effects of legal proceedings;

•	ability to resume payment of distributions in the future or maintain or grow them after such resumption;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results, including results of acquired properties;

•	plans, objectives, expectations and intentions;

•	taxes; and

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on LINN Energy and Company expectations, which reflect estimates and assumptions made by LINN Energy and Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2015, and elsewhere in the Annual Report. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
The forward-looking statements related to the Plan involve known and unknown risks, uncertainties, assumptions and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by other forward-looking statements contained in this Quarterly Report on Form 10-Q, including but not limited to potential adverse effects related to the following: potential delisting of the Company’s shares and LINN Energy’s units on NASDAQ; potential restructuring of LINN Energy’s debt and related effects on the holders of its outstanding units; potential effects of the industry downturn on LINN Energy’s business, financial condition and results of operations; potential limitations on the Company’s and LINN Energy’s ability to maintain contracts and other critical business relationships; requirements for adequate liquidity to fund the Company’s and LINN Energy’s operations in the future, including obtaining sufficient financing on acceptable terms; and other matters related to the potential restructuring and LINN Energy’s indebtedness, including any defaults related thereto.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The nature of the Company’s business and operations is such that no activities or transactions are conducted or entered into by the Company that would require it to have a discussion under this item.
For a discussion of these matters as they pertain to LINN Energy, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as activities of LINN Energy have an impact on the Company’s results of operations and financial position.

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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
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
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2016 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect pre-petition liabilities or to exercise control over the property of the Company’s bankruptcy estates, and the Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Voluntary Reorganization Under Chapter 11” for information about the Company’s entry into the Restructuring Support Agreement.
Item 1A.    Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our shares are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as set forth below, as of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission.
We are subject to the risks and uncertainties associated with Chapter 11 proceedings.
For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our and LINN Energy’s ability to develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction;

•	our and LINN Energy’s ability to obtain court approval with respect to motions filed in Chapter 11 proceedings from time to time;

•	our and LINN Energy’s ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•	our and LINN Energy’s ability to maintain contracts that are critical to our operations;

•	our and LINN Energy’s ability to execute our business plan;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us and LINN Energy;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a Chapter 7 proceeding; and

•	the actions and decisions of our and LINN Energy’s creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.
These risks and uncertainties could affect our and LINN Energy’s business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect LINN Energy’s relationships with its suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 proceedings that may be inconsistent with our plans.
Operating under Bankruptcy Court protection for a long period of time may harm our business.
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to

Item 1A.    Risk Factors - Continued

retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 proceedings continue, the more likely it is that LINN Energy’s customers and suppliers will lose confidence in its ability to reorganize its business successfully and will seek to establish alternative commercial relationships.
Furthermore, so long as the Chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. The Chapter 11 proceedings may also require us or LINN Energy to seek debtor-in-possession financing to fund operations. If we or LINN Energy are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in us could become further devalued or become worthless.
Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.
The Restructuring Support Agreement provides that our common shares representing limited liability company interests (“common shares”) will be cancelled in our Chapter 11 proceedings.
The Restructuring Support Agreement provides that our existing equity will be cancelled in our Chapter 11 proceedings and will be entitled to a limited recovery, if any. Any trading in our common shares during the pendency of the Chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of our common shares.
We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.
To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the Plan, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our Plan.
Prior to filing the Chapter 11 cases, we entered into the Restructuring Support Agreement. The restructuring transactions contemplated by the Restructuring Support Agreement will be effectuated through the Plan. However, we may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims).
If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
The Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the Restructuring Support Agreement, including the timely satisfaction of milestones in the anticipated Chapter 11 proceedings, such as confirmation of the Plan and effectiveness of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.
If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.
The Restructuring Support Agreement contains a number of termination events, upon the occurrence of which certain parties to the Restructuring Support Agreement may terminate the agreement. If the Restructuring Support Agreement is terminated, each of the parties thereto will be released from their obligations in accordance with the terms of the Restructuring Support

Item 1A.    Risk Factors - Continued

Agreement. Such termination may result in the loss of support for the Plan by the parties to the Restructuring Support Agreement, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new Plan would be as favorable to holders of claims as the current Plan.
Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund its ongoing operations, LINN Energy has incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expects that it will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We cannot assure you that LINN Energy’s cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us and LINN Energy to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from our Chapter 11 proceedings.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 proceedings, (ii) our ability to maintain adequate cash on hand, (iii) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (iv) the cost, duration and outcome of the Chapter 11 proceedings.
We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to May 12, 2016, or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the Plan. Any claims not ultimately discharged through the Plan could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
LINN Energy may experience increased levels of employee attrition as a result of the Chapter 11 proceedings.
We have no employees. We have entered into an agreement with LINN Energy to provide to us the necessary services and support personnel. As a result of the Chapter 11 proceedings, LINN Energy may experience increased levels of employee attrition, and its employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. LINN Energy’s ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with LINN Energy through the pendency of the Chapter 11 proceedings is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of LINN Energy’s senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.
In certain instances, a Chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.
There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings.
If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our anticipated Chapter 11 bankruptcy case to a case under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be

Item 1A.    Risk Factors - Continued

entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
Failure to maintain the continued listing standards of the NASDAQ Global Select Market could result in delisting of our common shares, which could negatively impact the market price and liquidity of our common shares and our ability to access the capital markets.
Our common shares are listed on the NASDAQ Global Select Market (“NASDAQ”) and the continued listing of our common shares on NASDAQ is subject to our ability to comply with NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per common share. On April 22, 2016, we received a letter from the Listing Qualifications Department of NASDAQ notifying us that our common shares closed below the $1.00 per share minimum bid price required by NASDAQ Listing Rule 5450(a)(1) for 30 consecutive business days. In addition, in connection with the filing of the Bankruptcy Petitions, we anticipate that the Listing Qualifications Department of NASDAQ will delist our common shares from NASDAQ.
Any delisting from NASDAQ could have a negative impact on the market price and liquidity of our common shares. In addition, delisting could harm our ability to access the capital markets and result in the potential loss of confidence by investors.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors has authorized the repurchase of up to $250 million of the Company’s outstanding shares from time to time on the open market or in negotiated purchases. The timing and amounts of any such repurchases are at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements. The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. The Company did not repurchase any shares during the three months ended March 31, 2016, and the entire amount remains available for share repurchase under the program.

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
Restructuring Support Agreement, dated as of May 10, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2016)

31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1*	—	Linn Energy, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LinnCo, LLC
(Registrant)

Date: May 12, 2016	/s/ Darren R. Schluter
Darren R. Schluter
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: May 12, 2016	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)