Form 10-Q
period 2016-06-30
LinnCo, LLC
filed 2016-08-05
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Large accelerated filer  ☒      Accelerated filer   ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2016, there were 249,084,020 common shares outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
LINNCO, LLC (DEBTOR-IN-POSSESSION)
BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$847	$11,023
Accounts receivable – related party	200	—
Income taxes receivable	6,096	7,414
Total current assets	7,143	18,437

Noncurrent assets:
Deferred income taxes	—	18,971
Investment in Linn Energy, LLC	10,407	—
Total noncurrent assets	10,407	18,971
Total assets	$17,550	$37,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$200	$573
Income taxes payable	13,000	29,829
Total current liabilities	13,200	30,402

Commitments and contingencies (Note 7)

Shareholders’ equity:
Voting shares; unlimited shares authorized; 1 share issued and outstanding at June 30, 2016, and December 31, 2015	1	1
Common shares; unlimited shares authorized; 244,246,698 shares and 128,544,174 shares issued and outstanding at June 30, 2016, and December 31, 2015, respectively	3,911,333	3,868,322
Additional paid-in capital	46,934	42,723
Accumulated deficit	(3,953,918)	(3,904,040)
	4,350	7,006
Total liabilities and shareholders’ equity	$17,550	$37,408
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC (DEBTOR-IN-POSSESSION)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)

Equity loss from investment in Linn Energy, LLC	$(34,625)	$(122,052)	$(34,625)	$(172,544)
General and administrative expenses	(1,143)	(901)	(2,076)	(1,877)
Reorganization items	(200)	—	(200)	—
Loss before income taxes	(35,968)	(122,953)	(36,901)	(174,421)
Income tax (expense) benefit	483	13,127	(12,977)	31,620
Net loss	$(35,485)	$(109,826)	$(49,878)	$(142,801)

Net loss per share, basic and diluted	$(0.17)	$(0.85)	$(0.30)	$(1.11)

Weighted average shares outstanding	209,405	128,544	168,975	128,544

Dividends declared per share	$—	$0.313	$—	$0.625
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC (DEBTOR-IN-POSSESSION)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	(in thousands)

December 31, 2015	128,544	$3,868,323	$42,723	$(3,904,040)	$7,006
Exchanges of Linn Energy, LLC units for LinnCo shares, net of offering costs of $2,020	115,703	43,011	—	—	43,011
Capital contributions from Linn Energy, LLC		—	4,211	—	4,211
Net loss		—	—	(49,878)	(49,878)
June 30, 2016	244,247	$3,911,334	$46,934	$(3,953,918)	$4,350
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC (DEBTOR-IN-POSSESSION)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flow from operating activities:
Net loss	$(49,878)	$(142,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity loss from investment in Linn Energy, LLC	34,625	172,544
Noncash general and administrative expenses paid by Linn Energy, LLC	2,076	1,877
Noncash reorganization items paid by Linn Energy, LLC	200	—
Deferred income taxes	18,971	(31,763)
(Increase) decrease in income taxes receivable	(7,252)	436
Decrease in accounts payable	(573)	—
Decrease in income taxes payable	(8,345)	(45)
Cash distributions received	—	80,366
Net cash provided by (used in) operating activities	(10,176)	80,614

Cash flow from financing activities:
Dividends paid to shareholders	—	(81,129)
Net cash used in financing activities	—	(81,129)

Net decrease in cash and cash equivalents	(10,176)	(515)
Cash and cash equivalents:
Beginning	11,023	6,544
Ending	$847	$6,029
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC (DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012, that completed its initial public offering (“IPO”) in October 2012. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, Linn Energy, LLC (“LINN Energy”). In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of June 30, 2016, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. LINN Energy is an independent oil and natural gas company. At June 30, 2016, LINN Energy’s last reported sales price was $0.09 per unit, as reported by OTC Markets Group Inc.’s Pink marketplace, and the Company owned approximately 69% of LINN Energy’s outstanding units.
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
The financial statements for previous periods include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on previously reported net income (loss), shareholders’ equity or cash flows.
Bankruptcy Accounting
As discussed further in Note 2, on May 11, 2016 (the “Petition Date”), the Company, LINN Energy and Berry (collectively, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Debtors will operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.
The financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items” on the Company’s statements of operations.
The accompanying financial statements do not purport to reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the financial statements do not purport to show: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the amount of prepetition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on shareholders’ equity accounts of any changes that may be made to the Company’s capitalization; or (iv) the effect on operations of any changes that may be made to the Company’s business. While operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected on its financial statements, subject to the approval of the

LINNCO, LLC (DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, a plan of reorganization could materially change the amounts and classifications on the Company’s historical financial statements.
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
For the three months and six months ended June 30, 2016, LinnCo incurred total general and administrative expenses, reorganization expenses and offering costs of approximately $2.5 million and $4.2 million, respectively, including approximately $603,000 and $1.2 million, respectively, related to services provided by LINN Energy. Of the expenses and costs incurred during the six months ended June 30, 2016, approximately $4.0 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2016.
For the three months and six months ended June 30, 2015, LinnCo incurred total general and administrative expenses and offering costs of approximately $1.1 million and $2.5 million, respectively, including approximately $492,000 and $983,000, respectively, related to services provided by LINN Energy. Of the expenses and costs incurred during the six months ended June 30, 2015, approximately $2.2 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2015.
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

LINNCO, LLC (DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity income (loss) consists of its share of LINN Energy’s earnings or losses attributed to the units the Company owns, the amortization of the difference between the Company’s investment in LINN Energy and LINN Energy’s underlying net assets attributable to certain assets and liabilities, and impairments of its investment in LINN Energy. The Company records its share of LINN Energy’s net income (loss) in the period in which it is earned. If the Company’s share of LINN Energy’s losses reduces its investment in LINN Energy to zero, the Company temporarily discontinues applying the equity method. At June 30, 2016, the Company owned approximately 69% of LINN Energy’s outstanding units. The Company’s ownership percentage could change if the Company acquires additional units or if LINN Energy issues or repurchases additional units.  Changes in the Company’s ownership percentage affect its net income (loss).
At June 30, 2016, the carrying amount of the Company’s investment in LINN Energy was greater than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $946 million. The difference is attributable to cumulative excess losses of approximately $482 million, as well as a basis difference of approximately $464 million related to proved and unproved oil and natural gas properties and senior notes. The difference attributable to oil and natural gas properties and senior notes is amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income (loss) from the Company’s investment in LINN Energy. At December 31, 2015, the carrying amount of the Company’s investment in LINN Energy was greater than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $85 million.
Impairment testing on the Company’s investment in LINN Energy is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. At June 30, 2016, declines in the quoted market price of LINN Energy units, when considering LINN Energy’s bankruptcy filing, were determined by the Company to be other than temporary. Accordingly, the Company reduced the carrying value of its investment in LINN Energy to fair value by recording a charge in excess of what would otherwise be recognized by application of the equity method. The carrying value was reduced to fair value using LINN Energy’s quoted market price of $0.09 per unit at June 30, 2016, which is characteristic of a Level 1 fair value measurement. The impairment charge of approximately $181 million is included in “equity loss from investment in Linn Energy, LLC” on the statements of operations for the three months and six months ended June 30, 2016. No impairment had occurred with respect to the Company’s investment in LINN Energy for the six months ended June 30, 2015.

LINNCO, LLC (DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Note 2 - Chapter 11 Proceedings and Ability to Continue as a Going Concern
Chapter 11 Proceedings
On the Petition Date, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases are being administered jointly under the caption In re Linn Energy, LLC., et al., Case No. 16‑60040.
The Debtors are operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted certain relief requested by the Debtors, allowing the Company to use its cash to fund the Chapter 11 proceedings. During the pendency of the Chapter 11 proceedings, all transactions outside the ordinary course of the Company’s business require prior approval of the Bankruptcy Court. For goods and services provided following the Petition Date, LINN Energy intends to pay vendors, on LinnCo’s behalf, in full under normal terms.
Restructuring Support Agreement
Prior to the Petition Date, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Restructuring Support Agreement”) with certain holders (“Consenting Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) LINN Energy’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) and (ii) Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”).
The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Consenting Creditors to support a comprehensive restructuring of the Debtors’ long-term debt (“Restructuring Transactions”). The Restructuring Transactions will be effectuated through one or more plans of reorganization (“Plan”) to be filed in the Chapter 11 proceedings.
The Restructuring Support Agreement provides that the Consenting Creditors will support the use of LINN Energy’s and Berry’s cash collateral under specified terms and conditions, including adequate protection terms. The Restructuring Support Agreement obligates the Debtors and the Consenting Creditors to, among other things, support and not interfere with consummation of the Restructuring Transactions and, as to the Consenting Creditors, vote their claims in favor of the Plan. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to, among other requirements, the filing, confirmation and consummation of the Plan, and in the event of breaches by the parties of certain provisions of the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 250 days of the Petition Date. There can be no assurance that the Restructuring Transactions will be consummated.
Magnitude of Potential Claims
On July 11, 2016, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. Holders of prepetition claims will be required to file proofs of claims by the applicable deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases. The court has not yet confirmed the claims deadlines. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process.
Reorganization Items
The Company has incurred and is expected to continue to incur significant costs associated with the reorganization. These costs, which are expensed as incurred, are expected to significantly affect the Company’s results of operations. Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date.
For the three months and six months ended June 30, 2016, “reorganization items” of $200,000 on the statements of operations represents legal and other professional advisory fees incurred by LinnCo, none of which had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2016.

LINNCO, LLC (DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Effect of Filing on Creditors and Shareholders
Subject to certain exceptions, under the Bankruptcy Code, the filing of Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ prepetition liabilities are subject to settlement under the Bankruptcy Code. Although the filing of Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.
Under the Bankruptcy Code, unless creditors agree otherwise, prepetition liabilities and post-petition liabilities must be satisfied in full before the holders of the Company’s existing shares are entitled to receive any settlement or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings to each of these constituencies or what types or amounts of settlements, if any, they will receive. A plan of reorganization could result in holders of the Debtors’ liabilities and/or shares receiving no settlement on account of their interests and cancellation of their holdings.
Appointment of Creditors Committee
On May 23, 2016, the Bankruptcy Court appointed the official committee for unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.
Process for Plan of Reorganization
In order to successfully exit bankruptcy, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a Plan that satisfies the requirements of the Bankruptcy Code. A Plan would, among other things, resolve the Debtors’ prepetition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.
The Debtors have an exclusive right to file a Plan within 120 days from the Petition Date, subject to an extension for cause. If the Debtors’ exclusive filing period lapses, any party in interest may file a Plan for any of the Debtors.
In addition to being voted on by holders of impaired claims and equity interests, a Plan must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A Plan would be accepted by holders of claims against and equity interests in the Debtors if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each class of claims impaired by the Plan have voted to accept the Plan and (ii) at least two-thirds in amount of equity interests impaired by the Plan actually voting has voted to accept the Plan. A class of claims or equity interests that does not receive or retain any property under the Plan on account of such claims or interests is deemed to have voted to reject the Plan.
Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a Plan even if such Plan has not been accepted by all impaired classes of claims and equity interests. The precise requirements and evidentiary showing for confirming a Plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., unsecured or secured claims, subordinated or senior claims). Generally, with respect to shares, a Plan may be “crammed down” even if the shareholders receive no recovery if the proponent of the Plan demonstrates that (1) no class junior to the shares are receiving or retaining property under the Plan and (2) no class of claims or interests senior to the shares are being paid more than in full.
The timing of filing a Plan by the Debtors will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. Although the Debtors expect to file a Plan that provides for emergence from bankruptcy as a going concern, there can be no assurance at this time that the Debtors will be able to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions, including a sale of all or substantially all of the Debtors’ assets, that satisfies the conditions of the Bankruptcy Code and is confirmed by the Bankruptcy Court, or that any such Plan will be implemented successfully.

LINNCO, LLC (DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

As of August 5, 2016, the Debtors have not yet filed a Plan.
Ability to Continue as a Going Concern
The Company’s only significant asset is its interest in LINN Energy units and the Company’s cash flow, which was historically used to pay dividends to the Company’s shareholders, is completely dependent upon the ability of LINN Energy to make distributions to its unitholders. In October 2015, LINN Energy suspended the payment of its distribution. As of June 30, 2016, the Company had income taxes payable of approximately $13 million and cash of approximately $1 million.
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
The Company estimates that the income taxes payable will become due later in 2016, but cannot be certain of the exact timing of payment, or of the final amount that will ultimately be owed. If the income taxes owed are greater than the cash on hand at such time, the payment will require some form of liquidity to satisfy it. As of August 5, 2016, LINN Energy had not agreed to provide any cash contribution to the Company.
Note 3 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN Energy. At June 30, 2016, LinnCo’s issued capitalization consisted of approximately $3.9 billion in common shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of common shares and voting shares. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding common shares and voting shares, voting as separate classes.
Offer to Exchange LINN Energy Units for LinnCo Shares
In March 2016, the Company filed a Registration Statement on Form S-4 related to an offer to exchange each outstanding unit representing limited liability company interests of LINN Energy for one common share representing limited liability company interests of LinnCo. The initial offer expired on April 25, 2016, and on April 26, 2016, the Company commenced a subsequent offering period that expired on August 1, 2016. Through June 30, 2016, 115,702,524 LINN Energy units were exchanged for an equal number of LinnCo shares. The shares issued in the exchanges were valued at approximately $45 million. As a result of the exchanges of LINN Energy units for LinnCo shares, LinnCo’s ownership of LINN Energy’s outstanding units increased from approximately 36% at March 31, 2016, to approximately 69% at June 30, 2016.
Delisting from Stock Exchange
As a result of the Company’s failure to comply with the NASDAQ Global Select Market (“NASDAQ”) continued listing requirements, on May 24, 2016, the Company’s common shares began trading over the counter on the OTC Markets Group Inc.’s Pink marketplace under the trading symbol “LNCOQ.”
Note 4 – Summarized Financial Information for Linn Energy, LLC
Following are summarized statements of operations and balance sheets information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.

LINNCO, LLC (DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Summarized Linn Energy, LLC Statements of Operations Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Revenues and other	$155,395	$321,828	$570,162	$1,238,375
Expenses	(415,539)	(560,590)	(2,062,723)	(1,684,745)
Other income and (expenses)	(69,736)	(143,095)	(174,821)	(281,774)
Reorganization items, net	534,884	—	534,884	—
Income tax (expense) benefit	3,488	2,730	(6,756)	9,857
Net income (loss)	$208,492	$(379,127)	$(1,139,254)	$(718,287)
Summarized Linn Energy, LLC Balance Sheets Information

	June 30, 2016	December 31, 2015
	(in thousands)

Current assets	$1,086,321	$1,534,547
Noncurrent assets	6,390,853	8,393,711
	7,477,174	9,928,258
Current liabilities	3,209,715	4,291,901
Noncurrent liabilities	588,172	5,905,258
Liabilities subject to compromise	5,069,158	—
Unitholders’ deficit	$(1,389,871)	$(268,901)

Note 5 – Income Taxes
The Company is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At June 30, 2016, and December 31, 2015, the majority of the Company’s temporary differences and associated deferred taxes result from its investment in LINN Energy. Based on projections of future taxable income for the periods in which the deferred tax assets are deductible, valuation allowances of approximately $472 million and $468 million, respectively, were recorded to reduce the net deferred tax assets to an amount that is more likely than not to be realized.
The Company had no gross liability for uncertain income tax benefits at June 30, 2016. At December 31, 2015, the Company had a gross liability for uncertain income tax benefits of approximately $15 million. During the six months ended June 30, 2016, the Company reduced the balance of its unrecognized income tax benefits by approximately $15 million due to settlements with taxing authorities. The Company had zero and approximately $203,000 of accrued interest related to its uncertain income tax positions as of June 30, 2016, and December 31, 2015, respectively. The tax years 2013 – 2015 remain open to examination for federal income tax purposes.
Note 6 – Supplemental Disclosures to the Statements of Cash Flows
For the six months ended June 30, 2016, and June 30, 2015, LinnCo incurred and recorded approximately $4.2 million and $2.5 million, respectively, of total general and administrative expenses, reorganization expenses and offering costs. Of the expenses and costs incurred, approximately $4.0 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2016, and approximately $2.2 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2015. All of these expenses and costs are paid by LINN Energy on LinnCo’s behalf, and therefore, are accounted for as capital contributions and reflected as noncash transactions by LinnCo.

LINNCO, LLC (DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

During the six months ended June 30, 2016, and June 30, 2015, the Company made cash payments for income taxes of approximately $10 million and $186,000, respectively.
Note 7 - Commitments and Contingencies
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates. The Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See Note 2 for additional information.

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
General
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012, under the Delaware Limited Liability Company Act, that has elected to be treated as a corporation for United States (“U.S.”) federal income tax purposes. Linn Energy, LLC (“LINN Energy”), an independent oil and natural gas company, owns LinnCo’s sole voting share.
LinnCo’s success is dependent upon the operations and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.
Business
At no time after LinnCo’s formation and prior to the initial public offering (“IPO”) did LinnCo have any operations or own any interest in LINN Energy. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, LINN Energy. In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of June 30, 2016, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy.
Recent Developments
Chapter 11 Proceedings
On May 11, 2016 (the “Petition Date”), the Company, LINN Energy and Berry (collectively, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors’ Chapter 11 cases are being administered jointly under the caption In re Linn Energy, LLC., et al., Case No. 16‑60040.
The financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items” on the Company’s statements of operations.
The Debtors are operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted certain relief requested by the Debtors, allowing the Company to use its cash to fund the Chapter 11 proceedings. During the pendency of the Chapter 11 proceedings, all transactions outside the ordinary course of the Company’s business require prior approval of the Bankruptcy Court. For goods and services provided following the Petition Date, LINN Energy intends to pay vendors, on LinnCo’s behalf, in full under normal terms.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Restructuring Support Agreement
Prior to the Petition Date, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Restructuring Support Agreement”) with certain holders (“Consenting Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) LINN Energy’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) and (ii) Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”).
The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Consenting Creditors to support a comprehensive restructuring of the Debtors’ long-term debt (“Restructuring Transactions”). The Restructuring Transactions will be effectuated through one or more plans of reorganization (“Plan”) to be filed in the Chapter 11 proceedings.
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
The Restructuring Support Agreement provides that the Consenting Creditors will support the use of LINN Energy’s and Berry’s cash collateral under specified terms and conditions, including adequate protection terms. The Restructuring Support Agreement obligates the Debtors and the Consenting Creditors to, among other things, support and not interfere with

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

consummation of the Restructuring Transactions and, as to the Consenting Creditors, vote their claims in favor of the Plan. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to, among other requirements, the filing, confirmation and consummation of the Plan, and in the event of breaches by the parties of certain provisions of the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 250 days of the Petition Date. There can be no assurance that the Restructuring Transactions will be consummated.
Magnitude of Potential Claims
On July 11, 2016, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. Holders of prepetition claims will be required to file proofs of claims by the applicable deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases. The court has not yet confirmed the claims deadlines. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process.
Effect of Filing on Creditors and Shareholders
Subject to certain exceptions, under the Bankruptcy Code, the filing of Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ prepetition liabilities are subject to settlement under the Bankruptcy Code. Although the filing of Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.
Under the Bankruptcy Code, unless creditors agree otherwise, prepetition liabilities and post-petition liabilities must be satisfied in full before the holders of the Company’s existing common shares representing limited liability company interests (“shares”) are entitled to receive any settlement or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings to each of these constituencies or what types or amounts of settlements, if any, they will receive. A plan of reorganization could result in holders of the Debtors’ liabilities and/or shares receiving no settlement on account of their interests and cancellation of their holdings. The Company believes that it is highly likely that its existing shares will be canceled in the Chapter 11 proceedings and will be entitled to a limited recovery, if any. Any trading in the Company’s shares during the pendency of the Chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of the Company’s shares.
Appointment of Creditors Committee
On May 23, 2016, the Bankruptcy Court appointed the official committee for unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.
Process for Plan of Reorganization
In order to successfully exit bankruptcy, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a Plan that satisfies the requirements of the Bankruptcy Code. A Plan would, among other things, resolve the Debtors’ prepetition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.
The Debtors have an exclusive right to file a Plan within 120 days from the Petition Date, subject to an extension for cause. If the Debtors’ exclusive filing period lapses, any party in interest may file a Plan for any of the Debtors.
In addition to being voted on by holders of impaired claims and equity interests, a Plan must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A Plan would be accepted by holders of claims against and equity interests in the Debtors if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each class of claims impaired by the Plan have voted to accept the Plan and (ii) at least two-thirds in amount of equity interests impaired by the Plan actually voting has voted to accept the Plan. A class of

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

claims or equity interests that does not receive or retain any property under the Plan on account of such claims or interests is deemed to have voted to reject the Plan.
Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a Plan even if such Plan has not been accepted by all impaired classes of claims and equity interests. The precise requirements and evidentiary showing for confirming a Plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., unsecured or secured claims, subordinated or senior claims). Generally, with respect to shares, a Plan may be “crammed down” even if the shareholders receive no recovery if the proponent of the Plan demonstrates that (1) no class junior to the shares are receiving or retaining property under the Plan and (2) no class of claims or interests senior to the shares are being paid more than in full.
The timing of filing a Plan by the Debtors will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. Although the Debtors expect to file a Plan that provides for emergence from bankruptcy as a going concern, there can be no assurance at this time that the Debtors will be able to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions, including a sale of all or substantially all of the Debtors’ assets, that satisfies the conditions of the Bankruptcy Code and is confirmed by the Bankruptcy Court, or that any such Plan will be implemented successfully.
As of August 5, 2016, the Debtors have not yet filed a Plan.
Ability to Continue as a Going Concern
The Company’s only significant asset is its interest in LINN Energy units and the Company’s cash flow, which was historically used to pay dividends to the Company’s shareholders, is completely dependent upon the ability of LINN Energy to make distributions to its unitholders. In October 2015, LINN Energy suspended the payment of its distribution. As of June 30, 2016, the Company had income taxes payable of approximately $13 million and cash of approximately $1 million.
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
The Company estimates that the income taxes payable will become due later in 2016, but cannot be certain of the exact timing of payment, or of the final amount that will ultimately be owed. If the income taxes owed are greater than the cash on hand at such time, the payment will require some form of liquidity to satisfy it. As of August 5, 2016, LINN Energy had not agreed to provide any cash contribution to the Company.
Offer to Exchange LINN Energy Units for LinnCo Shares
In March 2016, the Company filed a Registration Statement on Form S-4 related to an offer to exchange each outstanding unit representing limited liability company interests of LINN Energy for one common share representing limited liability company interests of LinnCo. The initial offer expired on April 25, 2016, and on April 26, 2016, the Company commenced a subsequent offering period that expired on August 1, 2016. Through June 30, 2016, 115,702,524 LINN Energy units were exchanged for an equal number of LinnCo shares. The shares issued in the exchanges were valued at approximately $45 million. As a result of the exchanges of LINN Energy units for LinnCo shares, LinnCo’s ownership of LINN Energy’s outstanding units increased from approximately 36% at March 31, 2016, to approximately 69% at June 30, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Delisting from Stock Exchange
As a result of the Company’s failure to comply with the NASDAQ Global Select Market (“NASDAQ”) continued listing requirements, on May 24, 2016, the Company’s common shares began trading over the counter on the OTC Markets Group Inc.’s Pink marketplace under the trading symbol “LNCOQ.”
Results of Operations
Equity Income (Loss) from Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity income (loss) consists of its share of LINN Energy’s earnings or losses attributed to the units the Company owns, the amortization of the difference between the Company’s investment in LINN Energy and LINN Energy’s underlying net assets attributable to certain assets and liabilities, and impairments of its investment in LINN Energy. As a result of the exchanges of LINN Energy units for LinnCo shares (see Note 3), LinnCo’s ownership of LINN Energy’s outstanding units increased from approximately 36% at March 31, 2016, to approximately 69% at June 30, 2016. The percentage ownership in LINN Energy could continue to change if the Company acquires additional units or if LINN Energy issues or repurchases additional units.
Impairment testing on the Company’s investment in LINN Energy is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. At June 30, 2016, declines in the quoted market price of LINN Energy units, when considering LINN Energy’s bankruptcy filing, were determined by the Company to be other than temporary. Accordingly, the Company reduced the carrying value of its investment in LINN Energy to fair value by recording a charge in excess of what would otherwise be recognized by application of the equity method. The carrying value was reduced to fair value using LINN Energy’s quoted market price of $0.09 per unit at June 30, 2016, which is characteristic of a Level 1 fair value measurement. The impairment charge of approximately $181 million is included in “equity loss from investment in Linn Energy, LLC” on the statements of operations for the three months and six months ended June 30, 2016. No impairment had occurred with respect to the Company’s investment in LINN Energy for the six months ended June 30, 2015.
Following are summarized statements of operations information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Summarized Linn Energy, LLC Statements of Operations Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Revenues and other	$155,395	$321,828	$570,162	$1,238,375
Expenses	(415,539)	(560,590)	(2,062,723)	(1,684,745)
Other income and (expenses)	(69,736)	(143,095)	(174,821)	(281,774)
Reorganization items, net	534,884	—	534,884	—
Income tax (expense) benefit	3,488	2,730	(6,756)	9,857
Net income (loss)	$208,492	$(379,127)	$(1,139,254)	$(718,287)
General and Administrative Expenses
The Company’s general and administrative expenses are associated with managing the business and affairs of LinnCo and include services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. For the three months and six months ended June 30, 2016, LinnCo incurred total general and administrative expenses of approximately $1.1 million and $2.1 million, respectively, including approximately

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

$603,000 and $1.2 million, respectively, related to services provided by LINN Energy. All general and administrative expenses incurred during the six months ended June 30, 2016, had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2016.
For the three months and six months ended June 30, 2015, LinnCo incurred total general and administrative expenses of approximately $901,000 and $1.9 million, respectively, including approximately $492,000 and $983,000, respectively, related to services provided by LINN Energy. Of the general and administrative expenses incurred during the six months ended June 30, 2015, approximately $1.8 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2015.
Because all general and administrative expenses are actually paid by LINN Energy on LinnCo’s behalf, no cash is disbursed by LinnCo for these expenses.
Reorganization Items
The Company has incurred and is expected to continue to incur significant costs associated with the reorganization. These costs, which are expensed as incurred, are expected to significantly affect the Company’s results of operations. Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date.
For the three months and six months ended June 30, 2016, “reorganization items” of $200,000 on the statements of operations represents legal and other professional advisory fees incurred by LinnCo, none of which had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2016.
Income Tax (Expense) Benefit
The income tax benefit of approximately $483,000 and income tax expense of approximately $13 million for the three months and six months ended June 30, 2016, respectively, are associated with settlements with taxing authorities related to statutory audits of previous tax years, and the income tax benefit of approximately $13 million and $32 million for the three months and six months ended June 30, 2015, respectively, are based on the Company’s losses, primarily associated with the equity losses from its investment in LINN Energy.
Liquidity and Capital Resources
The Company’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO, in connection with the Berry acquisition and in connection with the 2016 exchanges of LINN Energy units for LinnCo shares, and (2) voting shares, 100% of which are held by LINN Energy. At June 30, 2016, LinnCo’s issued capitalization consisted of approximately $3.9 billion in common shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board of Directors (“Board”) and the holders of a majority of the outstanding common shares and voting shares, voting as separate classes.
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

The Company’s only significant asset is its interest in LINN Energy units and the Company’s cash flow, which was historically used to pay dividends to the Company’s shareholders, is completely dependent upon the ability of LINN Energy to make distributions to its unitholders. In October 2015, LINN Energy suspended the payment of its distribution. As of June 30, 2016, the Company had income taxes payable of approximately $13 million and cash of approximately $1 million.
The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described under “Recent Developments” raise substantial doubt about the Company’s ability to continue as a going concern.
The Company estimates that the income taxes payable will become due later in 2016, but cannot be certain of the exact timing of payment, or of the final amount that will ultimately be owed. If the income taxes owed are greater than the cash on hand at such time, the payment will require some form of liquidity to satisfy it. As of August 5, 2016, LINN Energy had not agreed to provide any cash contribution to the Company.
In order to decrease LINN Energy’s level of indebtedness and maintain its liquidity at levels sufficient to meet its commitments, LINN Energy undertook a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. Despite taking these actions, LINN Energy did not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code.
See above under “Chapter 11 Proceedings” for information about the Company’s entry into the Restructuring Support Agreement.
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company records its share of LINN Energy’s net income (loss) in the period in which it is earned. If the Company’s share of LINN Energy’s losses reduces its investment in LINN Energy to zero, the Company temporarily discontinues applying the equity method. At June 30, 2016, the Company owned approximately 69% of LINN Energy’s outstanding units. The Company’s ownership percentage could change if the Company acquires additional units or if LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (loss).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

At June 30, 2016, the carrying amount of the Company’s investment in LINN Energy was greater than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $946 million. The difference is attributable to cumulative excess losses of approximately $482 million, as well as a basis difference of approximately $464 million related to proved and unproved oil and natural gas properties and senior notes. The difference attributable to oil and natural gas properties and senior notes is amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income (loss) from the Company’s investment in LINN Energy. At December 31, 2015, the carrying amount of the Company’s investment in LINN Energy was greater than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $85 million.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Because substantially all of LinnCo’s assets consist of its interest in LINN Energy’s units, these risks and uncertainties primarily relate to LINN Energy’s business which include the following:

•	business strategy;

•	acquisition strategy;

•	financial strategy;

•	risks associated with the Chapter 11 process, including LINN Energy’s inability to develop, confirm and consummate a plan under Chapter 11 or an alternative restructuring transaction;

•	inability to maintain relationships with suppliers, customers and other third parties as a result of the Chapter 11 filing;

•	failure to satisfy the Company’s short- or long-term liquidity needs;

•	large or multiple customer defaults on contractual obligations, including defaults resulting from actual or potential insolvencies;

•	effects of legal proceedings;

•	ability to resume payment of distributions in the future or maintain or grow them after such resumption;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results, including results of acquired properties;

•	plans, objectives, expectations and intentions;

•	taxes; and

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
The forward-looking statements related to the Plan involve known and unknown risks, uncertainties, assumptions and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by other forward-looking statements contained in this Quarterly Report on Form 10-Q, including but not limited to potential adverse effects related to the following: delisting of the Company’s shares and LINN Energy’s units on NASDAQ; reorganization and related effects on LINN Energy’s outstanding debt and outstanding units, as well as the Company’s outstanding shares; potential effects of the industry downturn on LINN Energy’s business, financial condition and results of operations; potential limitations on the Company’s and LINN Energy’s ability to maintain contracts and other critical business relationships; requirements for adequate liquidity to fund the Company’s and LINN Energy’s operations in the future, including obtaining sufficient financing on acceptable terms; and other matters related to the reorganization and LINN Energy’s indebtedness, including any defaults related thereto.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The nature of the Company’s business and operations is such that no activities or transactions are conducted or entered into by the Company that would require it to have a discussion under this item.
For a discussion of these matters as they pertain to LINN Energy, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as activities of LINN Energy have an impact on the Company’s results of operations and financial position.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
Changes in the Company’s Internal Control Over Financial Reporting
The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal controls were designed to

Item 4.    Controls and Procedures - Continued

provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2016 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates. The Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Proceedings” for information about the Company’s entry into the Restructuring Support Agreement.
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
Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us and LINN Energy. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.
Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our business and will reflect assumptions and analyses based on our and LINN Energy’s management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that they consider appropriate under the circumstances. Whether actual future results and developments will be consistent with management’s expectations and assumptions depends on a number of factors, including but not limited to (i) our and LINN Energy’s ability to change substantially our capital structures; (ii) our and LINN Energy’s ability to obtain adequate liquidity and financing sources; (iii) our and LINN Energy’s ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) LINN Energy’s ability to retain key employees; and (v) the overall strength and stability of general economic conditions of the financial and oil and natural gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our business.
In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
LINN Energy has substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.
Although LINN Energy has lowered its capital budget and reduced the scale of its operations significantly, its business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, LINN Energy has incurred significant professional fees and other costs in connection with its Chapter 11 proceedings and expects that it will continue to incur significant professional fees and costs throughout the Chapter 11 proceedings. There are no assurances that LINN Energy’s current liquidity is sufficient to allow it to satisfy its obligations related to the Chapter 11 proceedings, allow it to proceed with the confirmation of a Chapter 11 plan of reorganization and allow it to emerge from bankruptcy. LINN Energy can provide no assurance that it will be able to secure additional interim financing or exit financing sufficient to meet its liquidity needs.

Item 1A.    Risk Factors - Continued

In connection with a plan of reorganization, LINN Energy may, for federal and state income tax purposes, trigger an actual or deemed sale of all or a portion of its properties which may result in unfavorable tax consequences.
In connection with a plan of reorganization, LINN Energy may, for federal and state income tax purposes, trigger an actual or deemed sale of all or a portion of its properties and use the proceeds to satisfy debt. LINN Energy’s unitholders may be allocated substantial taxable income or loss with respect to such a sale, and our share of LINN Energy’s taxable income and gain (or specific items thereof) from such sale may be substantially greater than, or LINN Energy’s tax losses and deductions (or specific items thereof) from such sale may be substantially less than, our interest in LINN Energy’s economic profits because of allocations under section 704(c) of the Internal Revenue Code.
The Restructuring Support Agreement to which LinnCo, LINN Energy and Berry are a party contemplates a separation of Berry from LINN Energy. To the extent such separation triggers an actual or deemed sale of assets held by LINN Energy as a result of the December 2013 Contribution Agreement between LinnCo and LINN Energy, LinnCo may have a substantial current cash tax liability resulting from an allocation of taxable income with respect to any remaining net unrealized built-in-gain on the assets contributed.
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
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary for the success and growth of our business. In addition, the longer the

Item 1A.    Risk Factors - Continued

Chapter 11 proceedings continue, the more likely it is that LINN Energy’s customers and suppliers will lose confidence in its ability to reorganize its business successfully and will seek to establish alternative commercial relationships.
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
The Restructuring Support Agreement provides that our common shares representing limited liability company interests (“common shares”) will be canceled in our Chapter 11 proceedings.
The Restructuring Support Agreement provides that our existing equity will be canceled in our Chapter 11 proceedings and will be entitled to a limited recovery, if any. Any trading in our common shares during the pendency of the Chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of our common shares.
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
Prior to the Chapter 11 filing, we entered into the Restructuring Support Agreement. The restructuring transactions contemplated by the Restructuring Support Agreement will be effectuated through the Plan. However, we may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., unsecured claims or secured claims, subordinated or senior claims).
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
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund its ongoing operations, LINN Energy has incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expects to continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We cannot assure you that LINN Energy’s cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us and LINN Energy to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from our Chapter 11 proceedings.
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
If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our anticipated Chapter 11 bankruptcy case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative

Item 1A.    Risk Factors - Continued

expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
Our common shares are no longer listed on a national securities exchange and are quoted only in over-the-counter markets, which carries substantial risks and could continue to negatively impact our common share price, volatility and liquidity.
As a result of our failure to comply with the NASDAQ Global Select Market (“NASDAQ”) continued listing requirements, on May 24, 2016, our common shares began trading over the counter on the OTC Markets Group Inc.’s Pink marketplace under the trading symbol “LNCOQ.”
Our delisting from the NASDAQ and commencement of trading on the OTC Pink marketplace has resulted and may continue to result in a reduction in some or all of the following, each of which could have a material adverse effect on our common shareholders:

•	the liquidity of our common shares;

•	the market price of our common shares;

•	the number of institutional and other investors that will consider investing in our common shares;

•	the number of market makers in our common shares;

•	the availability of information concerning the trading prices and volume of our common shares; and

•	the number of broker-dealers willing to execute trades in our common shares.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors has authorized the repurchase of up to $250 million of the Company’s outstanding shares from time to time on the open market or in negotiated purchases. The timing and amounts of any such repurchases are at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements. The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. The Company did not repurchase any shares during the six months ended June 30, 2016, and the entire amount remains available for share repurchase under the program.

Item 6.    Exhibits

Exhibit Number		Description

3.1	—	Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on June 25, 2012)
3.2	—	Certificate of Amendment to Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.6 to Amendment No. 3 to Registration Statement on Form S‑1 filed on October 1, 2012)
3.3	—	Amended and Restated Limited Liability Company Agreement of LinnCo, LLC dated October 17, 2012 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8‑K filed on October 17, 2012
3.4	—
First Amendment, dated December 16, 2013, to Amended and Restated Limited Liability Company Agreement of LinnCo, LLC, dated October 17, 2012 (incorporated herein by reference to Exhibit 3.4 to Annual Report on Form 10‑K filed on March 3, 2014)

10.1	—
Restructuring Support Agreement, dated as of May 10, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2016)

31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1*	—	Linn Energy, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LinnCo, LLC
(Registrant)

Date: August 5, 2016	/s/ Darren R. Schluter
Darren R. Schluter
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: August 5, 2016	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)