Form 10-Q
period 2016-09-30
LinnCo, LLC
filed 2016-11-07
CIK 1549756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-35695
LinnCo, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-5166623 (I.R.S. Employer Identification No.)
600 Travis Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

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
Large accelerated filer  ☒      Accelerated filer   ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016, there were 251,644,889 common shares outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
LINNCO, LLC (DEBTOR-IN-POSSESSION)
BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$847	$11,023
Accounts receivable – related party	96	—
Income taxes receivable	5,380	7,414
Total current assets	6,323	18,437

Noncurrent assets:
Deferred income taxes	—	18,971
Investment in Linn Energy, LLC	—	—
Total noncurrent assets	—	18,971
Total assets	$6,323	$37,408

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$96	$573
Income taxes payable	11,357	29,829
Total current liabilities	11,453	30,402

Commitments and contingencies (Note 7)

Shareholders’ equity (deficit):
Voting shares; unlimited shares authorized; 1 share issued and outstanding at September 30, 2016, and December 31, 2015	1	1
Common shares; unlimited shares authorized; 251,644,889 shares and 128,544,174 shares issued and outstanding at September 30, 2016, and December 31, 2015, respectively	3,911,781	3,868,322
Additional paid-in capital	47,933	42,723
Accumulated deficit	(3,964,845)	(3,904,040)
	(5,130)	7,006
Total liabilities and shareholders’ equity (deficit)	$6,323	$37,408
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC (DEBTOR-IN-POSSESSION)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)

Equity loss from investment in Linn Energy, LLC	$(10,899)	$(663,276)	$(45,524)	$(835,820)
General and administrative expenses	(855)	(965)	(2,931)	(2,842)
Reorganization items	(100)	—	(300)	—
Loss before income taxes	(11,854)	(664,241)	(48,755)	(838,662)
Income tax (expense) benefit	927	(3,712)	(12,050)	27,908
Net loss	$(10,927)	$(667,953)	$(60,805)	$(810,754)

Net loss per share, basic and diluted	$(0.04)	$(5.20)	$(0.31)	$(6.31)

Weighted average shares outstanding	250,024	128,544	196,188	128,544

Dividends declared per share	$—	$0.313	$—	$0.938
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC (DEBTOR-IN-POSSESSION)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Shares	Share Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	(in thousands)

December 31, 2015	128,544	$3,868,323	$42,723	$(3,904,040)	$7,006
Exchanges of Linn Energy, LLC units for LinnCo shares, net of offering costs of $2,065	123,101	43,459	—	—	43,459
Capital contributions from Linn Energy, LLC		—	5,210	—	5,210
Net loss		—	—	(60,805)	(60,805)
September 30, 2016	251,645	$3,911,782	$47,933	$(3,964,845)	$(5,130)
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC (DEBTOR-IN-POSSESSION)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flow from operating activities:
Net loss	$(60,805)	$(810,754)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity loss from investment in Linn Energy, LLC	45,524	835,820
Noncash general and administrative expenses paid by Linn Energy, LLC	2,931	2,842
Noncash reorganization items paid by Linn Energy, LLC	300	—
Deferred income taxes	18,971	(28,106)
(Increase) decrease in income taxes receivable	(6,535)	436
Increase (decrease) in accounts payable	(573)	55
Decrease in income taxes payable	(9,989)	(4)
Cash distributions received	—	120,548
Net cash provided by (used in) operating activities	(10,176)	120,837

Cash flow from financing activities:
Dividends paid to shareholders	—	(120,930)
Net cash used in financing activities	—	(120,930)

Net decrease in cash and cash equivalents	(10,176)	(93)
Cash and cash equivalents:
Beginning	11,023	6,544
Ending	$847	$6,451
The accompanying notes are an integral part of these financial statements.

LINNCO, LLC (DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation
Nature of Business
LinnCo, LLC (“LinnCo” or the “Company”) is a Delaware limited liability company formed on April 30, 2012, that completed its initial public offering (“IPO”) in October 2012. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, Linn Energy, LLC (“LINN Energy”). In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of September 30, 2016, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. LINN Energy is an independent oil and natural gas company. At September 30, 2016, LINN Energy’s last reported sales price was $0.06 per unit, as reported by OTC Markets Group Inc.’s Pink marketplace, and the Company owned approximately 71% of LINN Energy’s outstanding units.
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
Bankruptcy Accounting
As discussed further in Note 2, on May 11, 2016 (the “Petition Date”), the Company, LINN Energy, and certain of LINN Energy’s direct and indirect subsidiaries (collectively with the Company, the “LINN Debtors”) and Berry (collectively with the LINN Debtors, the “Debtors”) filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Debtors will operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.
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
The accompanying financial statements do not purport to reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the financial statements do not purport to show: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the amount of prepetition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on shareholders’ equity (deficit) accounts of any changes that may be made to the Company’s capitalization; or (iv) the effect on operations of any changes that may be made to the Company’s business. While operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of or

LINNCO, LLC (DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

liquidate assets or settle liabilities in amounts other than those reflected on its financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, a plan of reorganization could materially change the amounts and classifications on the Company’s historical financial statements.
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
For the three months and nine months ended September 30, 2016, LinnCo incurred total general and administrative expenses, reorganization expenses and offering costs of approximately $1.0 million and $5.2 million, respectively, including approximately $603,000 and $1.8 million, respectively, related to services provided by LINN Energy. Of the expenses and costs incurred during the nine months ended September 30, 2016, approximately $5.1 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2016.
For the three months and nine months ended September 30, 2015, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $965,000 and $2.8 million, respectively, including approximately $491,000 and $1.5 million, respectively, related to services provided by LINN Energy. All of the expenses and costs incurred during the nine months ended September 30, 2015, had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2015.
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity income (loss) consists of its share of LINN Energy’s earnings or losses attributed to the units the Company owns, the amortization of the difference between the Company’s investment in LINN Energy and LINN Energy’s underlying net assets attributable to certain assets and liabilities, and impairments of its investment in LINN Energy. The Company records its share of LINN Energy’s net income (loss) in the period in which it is earned. If the Company’s share of LINN Energy’s losses reduces its investment in LINN Energy to zero, the Company temporarily discontinues applying the equity method. At September 30, 2016, the Company owned approximately 71% of LINN Energy’s outstanding units. The Company’s ownership percentage could change if the Company acquires additional units or if LINN Energy issues or repurchases additional units.  Changes in the Company’s ownership percentage affect its net income (loss).
At September 30, 2016, the carrying amount of the Company’s investment in LINN Energy was greater than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $1.1 billion. The difference is attributable to cumulative excess losses of approximately $592 million, as well as a basis difference of approximately $509 million related to proved and unproved oil and natural gas properties and senior notes. The difference attributable to oil and natural gas properties and senior notes is amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income (loss) from the Company’s investment in LINN Energy. At December 31, 2015, the carrying amount of the Company’s investment in LINN Energy was greater than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $85 million.
Impairment testing on the Company’s investment in LINN Energy is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. No impairments occurred with respect to the Company’s investment in LINN Energy for the three months ended September 30, 2016. At June 30, 2016, declines in the quoted market price of LINN Energy units, when considering LINN Energy’s bankruptcy filing, were determined by the Company to be other than temporary. Accordingly, the Company reduced the carrying value of its investment in LINN Energy to fair value by recording a charge of approximately $181 million in excess of what would otherwise be recognized by application of the equity method. The carrying value was reduced to fair value using LINN Energy’s quoted market price of $0.09 per unit at June 30, 2016, which is characteristic of a Level 1 fair value measurement. The impairment charge of approximately $181 million is included in “equity loss from investment in Linn Energy, LLC” on the statement of operations for the nine months ended September 30, 2016. For the nine months ended September 30, 2015, the Company recorded an impairment charge of approximately $326 million.

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
Bank RSA
Prior to the Petition Date, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Bank RSA”) with certain holders (“Consenting Bank Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) LINN Energy’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) and (ii) Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”).
The Bank RSA sets forth, subject to certain conditions, the commitment of the Consenting Bank Creditors to support a comprehensive restructuring of the Debtors’ long-term debt. The restructuring transactions contemplated by the Bank RSA will be effectuated through one or more plans of reorganization (“Plan”) filed in the Chapter 11 proceedings.
The Bank RSA provides that the Consenting Bank Creditors will support the use of the LINN Debtors’ and Berry’s cash collateral under specified terms and conditions, including adequate protection terms. The Bank RSA obligates the Debtors and the Consenting Bank Creditors to, among other things, support and not interfere with consummation of the restructuring transactions contemplated by the Bank RSA and, as to the Consenting Bank Creditors, vote their claims in favor of the Plan. The Bank RSA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to, among other requirements, the filing, confirmation and consummation of the Plan, and in the event of certain breaches by the parties under the Bank RSA. The Bank RSA is subject to termination if the effective date of the Plan has not occurred within 250 days of the Petition Date. There can be no assurance that the restructuring transactions contemplated by the Bank RSA will be consummated.
Restructuring Support Agreement
On October 7, 2016, the LINN Debtors entered into a restructuring support agreement (“Original LINN RSA”) with (i) certain holders of LINN Energy’s 12.00% senior secured second lien notes due December 2020 (such notes, the “Second Lien Notes,” and such holders, the “Consenting Second Lien Noteholders”) and (ii) certain holders of LINN Energy’s unsecured notes (such notes, the “Unsecured Notes,” and such holders of the Unsecured Notes, the “Consenting Unsecured Noteholders,” and together such Consenting Unsecured Noteholders with the Consenting Second Lien Noteholders, the “Consenting Noteholders”).
On October 21, 2016, the LINN Debtors entered into the First Amended and Restated Restructuring Support Agreement (“LINN RSA”) with (i) certain Consenting Second Lien Noteholders, (ii) certain Consenting Unsecured Noteholders and (iii) certain lenders (the “Consenting LINN Lenders,” and together with the Consenting Noteholders, the “Consenting LINN Creditors”) under the LINN Credit Facility. The LINN RSA amends and restates the Original LINN RSA and replaces the Bank RSA with respect to the terms of the restructuring of the LINN Debtors. The Bank RSA remains in full force and effect with respect to the restructuring of Berry and Linn Acquisition Company, LLC.
The LINN RSA sets forth, subject to certain conditions, the commitment of the LINN Debtors and the Consenting LINN Creditors to support a comprehensive restructuring of the LINN Debtors’ long-term debt (the “Restructuring”). The LINN RSA obligates the LINN Debtors and the Consenting LINN Creditors to, among other things, support and not interfere with consummation of the Restructuring and, as to the Consenting LINN Creditors, vote their claims in favor of the Plan. The LINN

LINNCO, LLC (DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

RSA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to the filing, confirmation and consummation of the Plan, and in the event of certain breaches by the parties under the LINN RSA. The LINN RSA is subject to termination if the effective date of the Plan has not occurred by March 1, 2017. There can be no assurance that the Restructuring will be consummated.
Magnitude of Potential Claims
On July 11, 2016, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. Holders of prepetition claims are required to file proofs of claims by the applicable deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases, which was September 16, 2016, for general claims and is November 7, 2016, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process.
Reorganization Items
The Company has incurred and is expected to continue to incur significant costs associated with the reorganization. These costs, which are expensed as incurred, are expected to significantly affect the Company’s results of operations. Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date.
For the three months and nine months ended September 30, 2016, “reorganization items” of $100,000 and $300,000, respectively, on the statements of operations represents legal and other professional advisory fees incurred by LinnCo, all of which had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2016.
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

LINNCO, LLC (DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

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
On October 21, 2016, the Debtors filed a proposed Plan with the Bankruptcy Court.
Ability to Continue as a Going Concern
The Company’s only significant asset is its interest in LINN Energy units and the Company’s cash flow, which was historically used to pay dividends to the Company’s shareholders, is completely dependent upon the ability of LINN Energy to make distributions to its unitholders. In October 2015, LINN Energy suspended the payment of its distribution. As of September 30, 2016, the Company had income taxes payable of approximately $11 million and cash of approximately $1 million.
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
The Company estimates that the income taxes payable will become due in 2017, but cannot be certain of the exact timing of payment, or of the final amount that will ultimately be owed. If the income taxes owed are greater than the cash on hand at such time, the payment will require some form of liquidity to satisfy it. As of November 7, 2016, LINN Energy had not agreed to provide any cash contribution to the Company.
Note 3 – Capitalization
LinnCo’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights and (2) voting shares, 100% of which are currently held by LINN Energy. At September 30, 2016, LinnCo’s issued capitalization consisted of approximately $3.9 billion in common shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. LinnCo is authorized to issue an unlimited number of common shares and voting shares. Additional classes of equity interests may be created upon approval by the Board and the holders of a majority of the outstanding common shares and voting shares, voting as separate classes.
Offer to Exchange LINN Energy Units for LinnCo Shares
In March 2016, the Company filed a Registration Statement on Form S-4 related to an offer to exchange each outstanding unit representing limited liability company interests of LINN Energy for one common share representing limited liability company interests of LinnCo. The initial offer expired on April 25, 2016, and on April 26, 2016, the Company commenced a subsequent offering period that expired on August 1, 2016. During the exchange period, 123,100,715 LINN Energy units were exchanged for an equal number of LinnCo shares. The shares issued in the exchanges were valued at approximately $46 million. As a result of the exchanges of LINN Energy units for LinnCo shares, LinnCo’s ownership of LINN Energy’s outstanding units increased from approximately 37% at December 31, 2015, to approximately 71% at September 30, 2016.

LINNCO, LLC (DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

Delisting from Stock Exchange
As a result of the Company’s failure to comply with the NASDAQ Global Select Market (“NASDAQ”) continued listing requirements, on May 24, 2016, the Company’s common shares began trading over the counter on the OTC Markets Group Inc.’s Pink marketplace under the trading symbol “LNCOQ.”
Note 4 – Summarized Financial Information for Linn Energy, LLC
Following are summarized statements of operations and balance sheets information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Summarized Linn Energy, LLC Statements of Operations Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Revenues and other	$385,665	$998,304	$955,827	$2,236,679
Expenses	(430,996)	(2,623,101)	(2,493,719)	(4,307,846)
Other income and (expenses)	(40,374)	57,657	(215,195)	(224,117)
Reorganization items, net	(116,276)	—	418,608	—
Income tax (expense) benefit	3,616	(2,177)	(3,140)	7,680
Net loss	$(198,365)	$(1,569,317)	$(1,337,619)	$(2,287,604)
Summarized Linn Energy, LLC Balance Sheets Information

	September 30, 2016	December 31, 2015
	(in thousands)

Current assets	$1,136,154	$1,534,547
Noncurrent assets	6,266,794	8,393,711
	7,402,948	9,928,258
Current liabilities	3,239,926	4,291,901
Noncurrent liabilities	572,322	5,905,258
Liabilities subject to compromise	5,173,059	—
Unitholders’ deficit	$(1,582,359)	$(268,901)

Note 5 – Income Taxes
The Company is a limited liability company that has elected to be treated as a corporation for U.S. federal income tax purposes. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of the Company’s assets and liabilities for financial and tax reporting purposes. At September 30, 2016, and December 31, 2015, the majority of the Company’s temporary differences and associated deferred taxes result from its investment in LINN Energy. Based on projections of future taxable income for the periods in which the deferred tax assets are deductible, valuation allowances of approximately $448 million and $468 million, respectively, were recorded to reduce the net deferred tax assets to an amount that is more likely than not to be realized.
The Company had no gross liability for uncertain income tax benefits at September 30, 2016. At December 31, 2015, the Company had a gross liability for uncertain income tax benefits of approximately $15 million. During the nine months ended

LINNCO, LLC (DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS - Continued
(Unaudited)

September 30, 2016, the Company reduced the balance of its unrecognized income tax benefits by approximately $15 million due to settlements with taxing authorities. The Company had zero and approximately $203,000 of accrued interest related to its uncertain income tax positions as of September 30, 2016, and December 31, 2015, respectively. The tax years 2013 – 2015 remain open to examination for federal income tax purposes.
Note 6 – Supplemental Disclosures to the Statements of Cash Flows
For the nine months ended September 30, 2016, and September 30, 2015, LinnCo incurred and recorded approximately $5.2 million and $2.8 million, respectively, of total general and administrative expenses, reorganization expenses and offering costs. Of the expenses and costs incurred during the nine months ended September 30, 2016, approximately $5.1 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2016. All of the expenses and costs incurred during the nine months ended September 30, 2015, had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2015. All of these expenses and costs are paid by LINN Energy on LinnCo’s behalf, and therefore, are accounted for as capital contributions and reflected as noncash transactions by LinnCo.
During the nine months ended September 30, 2016, and September 30, 2015, the Company made cash payments for income taxes of approximately $10 million and $202,000, respectively.
Note 7 - Commitments and Contingencies
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates. The Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the LINN RSA and Bank RSA. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See Note 2 for additional information.

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
LinnCo’s success is dependent upon the operations and management of LINN Energy and its resulting performance. Therefore, LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.
Business
At no time after LinnCo’s formation and prior to the initial public offering (“IPO”) did LinnCo have any operations or own any interest in LINN Energy. After the IPO, LinnCo’s initial sole purpose was to own units representing limited liability company interests (“units”) in its affiliate, LINN Energy. In connection with the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent transfer of assets to LINN Energy for consideration received. As of September 30, 2016, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy.
Recent Developments
Chapter 11 Proceedings
On May 11, 2016 (the “Petition Date”), the Company, LINN Energy, and certain of LINN Energy’s direct and indirect subsidiaries (collectively with the Company, the “LINN Debtors”) and Berry (collectively with the LINN Debtors, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors’ Chapter 11 cases are being administered jointly under the caption In re Linn Energy, LLC., et al., Case No. 16‑60040.
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

Bank RSA
Prior to the Petition Date, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Bank RSA”) with certain holders (“Consenting Bank Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) LINN Energy’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) and (ii) Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”).
The Bank RSA sets forth, subject to certain conditions, the commitment of the Consenting Bank Creditors to support a comprehensive restructuring of the Debtors’ long-term debt. The restructuring transactions contemplated by the Bank RSA will be effectuated through one or more plans of reorganization (“Plan”) filed in the Chapter 11 proceedings.
The Bank RSA provides that the Consenting Bank Creditors will support the use of the LINN Debtors’ and Berry’s cash collateral under specified terms and conditions, including adequate protection terms. The Bank RSA obligates the Debtors and the Consenting Bank Creditors to, among other things, support and not interfere with consummation of the restructuring transactions contemplated by the Bank RSA and, as to the Consenting Bank Creditors, vote their claims in favor of the Plan. The Bank RSA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to, among other requirements, the filing, confirmation and consummation of the Plan, and in the event of certain breaches by the parties under the Bank RSA. The Bank RSA is subject to termination if the effective date of the Plan has not occurred within 250 days of the Petition Date. There can be no assurance that the restructuring transactions contemplated by the Bank RSA will be consummated.
Restructuring Support Agreement
On October 7, 2016, the LINN Debtors entered into a restructuring support agreement (“Original LINN RSA”) with (i) certain holders of LINN Energy’s 12.00% senior secured second lien notes due December 2020 (such notes, the “Second Lien Notes,” and such holders, the “Consenting Second Lien Noteholders”) and (ii) certain holders of LINN Energy’s unsecured notes (such notes, the “Unsecured Notes,” and such holders of the Unsecured Notes, the “Consenting Unsecured Noteholders,” and together such Consenting Unsecured Noteholders with the Consenting Second Lien Noteholders, the “Consenting Noteholders”).
On October 21, 2016, the LINN Debtors entered into the First Amended and Restated Restructuring Support Agreement (“LINN RSA”) with (i) certain Consenting Second Lien Noteholders, (ii) certain Consenting Unsecured Noteholders and (iii) certain lenders (the “Consenting LINN Lenders,” and together with the Consenting Noteholders, the “Consenting LINN Creditors”) under the LINN Credit Facility. The LINN RSA amends and restates the Original LINN RSA and replaces the Bank RSA with respect to the terms of the restructuring of the LINN Debtors. The Bank RSA remains in full force and effect with respect to the restructuring of Berry and Linn Acquisition Company, LLC.
The LINN RSA sets forth, subject to certain conditions, the commitment of the LINN Debtors and the Consenting LINN Creditors to support a comprehensive restructuring of the LINN Debtors’ long-term debt (the “Restructuring”). On October 21, 2016, the Debtors filed a proposed Plan with the Bankruptcy Court. See “Process for Plan of Reorganization” below for certain principal terms of the proposed Plan.
The LINN RSA obligates the LINN Debtors and the Consenting LINN Creditors to, among other things, support and not interfere with consummation of the Restructuring and, as to the Consenting LINN Creditors, vote their claims in favor of the Plan. The LINN RSA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to the filing, confirmation and consummation of the Plan, and in the event of certain breaches by the parties under the LINN RSA. The LINN RSA is subject to termination if the effective date of the Plan has not occurred by March 1, 2017. There can be no assurance that the Restructuring will be consummated.
Backstop Commitment Agreement
In connection with the proposed Plan, on October 25, 2016, LINN Energy entered into a backstop commitment agreement (“Backstop Commitment Agreement”) with the parties thereto (collectively, the “Backstop Parties”), pursuant to which the Backstop Parties, which are also Consenting Noteholders under the LINN RSA, have agreed to backstop a $530 million new money investment in the LINN Debtors pursuant to the rights offerings to be conducted in accordance with the Plan.
In accordance with the Plan, the Backstop Commitment Agreement and the rights offerings procedures filed in the Chapter 11 cases, the LINN Debtors will offer eligible creditors, including the Backstop Parties, the right to purchase new common stock

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

or limited liability company interests in the reorganized Company (“New Common Stock”) upon emergence from the Chapter 11 cases for an aggregate purchase price of $530 million. The rights offerings will consist of the following offerings:

•
Holders of Unsecured Notes as of the record date set therefor shall be granted rights entitling each such holder to subscribe to the rights offering in an amount up to its pro rata share of New Common Stock (the “Unsecured Rights Offering,” and such New Common Stock offered for purchase thereunder, the “Unsecured Rights Offering Shares”), which Unsecured Rights Offering Shares, collectively, will reflect an aggregate purchase price of $319,004,408 at the per share price set forth in the Backstop Commitment Agreement.

•
Holders of Second Lien Notes as of the record date set therefor shall be granted rights entitling each such holder to subscribe to the rights offering in an amount up to its pro rata share of New Common Stock (the “Secured Rights Offering,” and such New Common Stock offered for purchase thereunder, the “Secured Rights Offering Shares”), which Secured Rights Offering Shares, collectively, will reflect an aggregate purchase price of $210,995,592 at the per share price set forth in the Backstop Commitment Agreement.

Under the Backstop Commitment Agreement, certain Backstop Parties have agreed to purchase their pro rata share of the Unsecured Rights Offering Shares and the Secured Rights Offering Shares, as applicable, that are not duly subscribed to pursuant to the Unsecured Rights Offering or the Secured Rights Offering, as applicable, at the discounted per share price set forth in the Backstop Commitment by parties other than Backstop Parties (the “Backstop Commitment”).
Subject to Bankruptcy Court approval, the LINN Debtors will pay the Backstop Parties on the Plan effective date a commitment premium equal to 4.0% of the $530 million committed amount (the “Backstop Commitment Premium”), of which 3.0% will be paid in cash and 1.0% will be paid in the form of New Common Stock at the discounted per share price set forth in the Backstop Commitment Agreement. The Backstop Commitment Premium shall be fully earned and nonrefundable as of the date of the Bankruptcy Court order approving the LINN Debtors’ entry into the Backstop Commitment Agreement. All amounts payable to the Backstop Parties in their capacities as such for the Backstop Commitment Premium shall be paid pro rata based on the amount of their respective Backstop Commitments on the effective date (as compared to the aggregate Backstop Commitment of all Backstop Parties).
The rights to purchase New Common Stock in the rights offerings, any shares issued upon exercise thereof, and all shares issued to the Backstop Parties in respect of their Backstop Commitments pursuant to the Backstop Commitment Premium, will be issued in reliance upon the exemption from the registration requirements of the securities laws pursuant to Section 1145 of the Bankruptcy Code. All shares issued to the Backstop Parties pursuant to the Backstop Commitment Agreement in respect of their Backstop Commitment will be issued in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof and/or Regulation D thereunder. As a condition to the closing of the transactions contemplated by the Backstop Commitment Agreement, the Company will enter into a registration rights agreement with the certain Backstop Parties entitling such Backstop Parties to request that the Company register their securities for sale under the Securities Act at various times.
The Backstop Parties’ commitments to backstop the rights offerings, and the other transactions contemplated by the Backstop Commitment Agreement, are conditioned upon the satisfaction of all conditions to the effectiveness of the Plan and other applicable conditions precedent set forth in the Backstop Commitment Agreement. The issuances of New Common Stock pursuant to the rights offerings and the Backstop Commitment Agreement are conditioned upon, among other things, confirmation of the Plan by the Bankruptcy Court, and the Plan’s effectiveness upon the Company’s emergence from its Chapter 11 cases.
Magnitude of Potential Claims
On July 11, 2016, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. Holders of prepetition claims are required to file proofs of claims by the applicable deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases, which was September 16, 2016, for general claims and is November 7, 2016, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process.

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
On October 21, 2016, the Debtors filed a proposed Plan with the Bankruptcy Court. Certain principal terms of the proposed Plan, as filed on October 21, 2016, with respect to the LINN Debtors include:

•
One or more new legal entities, in a to-be-determined form, will be formed to directly or indirectly hold all of the assets of the LINN Debtors. Following the Restructuring, the LINN Debtors will be standalone companies, separate from Berry.

•
The holders of claims under the LINN Credit Facility will receive their pro rata share of $1.7 billion reserve-based revolving and term loan credit facilities, as described further below (the “New LINN Exit Facility”), and a cash paydown in an amount that has yet to be determined.

•
LINN Energy’s Second Lien Notes will be allowed in the aggregate as a $2.0 billion unsecured claim (plus accrued and unpaid interest and reasonable and documented fees and expenses), and the holders of the Second Lien Notes will

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

receive their pro rata share of (i) a to-be-determined percentage of New Common Stock; (ii) certain rights to purchase shares of New Common Stock in the rights offering, as described above; and (iii) $30 million in cash to the extent such holders vote their Second Lien Notes claims to accept the Plan.

•
The holders of LINN Energy’s Unsecured Notes will receive their pro rata share of (i) a to-be-determined percentage of New Common Stock; and (ii) certain rights to purchase shares of New Common Stock in the rights offering.

•
The holders of unsecured claims against LINN Energy other than the Unsecured Notes will receive their pro rata share of (i) a to-be-determined percentage of New Common Stock; and (ii) certain rights to purchase shares of New Common Stock, at the same price per share as in the rights offerings, to be issued separate from the rights offerings. Such holders of unsecured claims less than a to-be-determined amount are expected to have the right to elect to receive, in lieu of New Common Stock and rights to purchase shares of New Common Stock, cash in an amount equal to a to-be-determined percentage of such holder’s allowed unsecured claim.

•
Cash recoveries will be funded with the proceeds of $530 million from the rights offerings of New Common Stock, which will be fully committed to be backstopped by certain of the Consenting Noteholders, as described above.

•
The board of directors shall consist of seven directors, who shall include: (i) the chief executive officer of the Company, (ii) one director selected by the Company and (iii) five directors selected by a selection committee.

•	All existing equity interests of the Company and LINN Energy will be extinguished without recovery.
The Plan contemplates a New LINN Exit Facility consisting of (i) a term loan in the amount of $300 million (the “New LINN Term Loan”) and (ii) a revolving loan in the initial amount of $1.4 billion (the “New LINN Revolving Loan”). The New LINN Term Loan will mature on the earlier of June 30, 2021, or the day prior to the fourth anniversary of the date of emergence from bankruptcy (the “Closing Date”), with interest payable at LIBOR plus 7.50% and amortized principal payments payable quarterly, beginning March 31, 2017. The New LINN Revolving Loan will be composed of two tranches as follows: (a) a conforming tranche with an initial amount of $1.4 billion subject to the borrowing base (the “Conforming Tranche”), and (b) a non-conforming tranche with an initial amount of $0 (the “Non-Conforming Tranche”). The Conforming Tranche will mature on the earlier of (i) June 30, 2021, or (ii) the day prior to the fourth anniversary of the Closing Date, with an interest rate of LIBOR plus 3.50%. The Non-Conforming Tranche will mature on the earlier of (i) December 31, 2020, or (ii) the day prior to the date that is three years and six months after the Closing Date, with an interest rate of LIBOR plus 5.50%. The New LINN Exit Facility will contain a variety of other terms and conditions including annual year-end borrowing base redeterminations beginning April 1, 2018, conditions precedent to funding, financial and other covenants, and certain representations and warranties.
The Plan also provides for the establishment of a customary employee incentive plan at the reorganized Company under which a pool of equity having a value equal to (i) 8% of the equity value of the reorganized LINN Debtors as of the Plan effective date (the “Company Group Emergence Value”) as follows: (A) 2.5% of the Company Group Emergence Value in the form of restricted stock units to be issued at emergence; (B) 1.5% of the Company Group Emergence Value in the form of profits interests that will vest based on time and performance; and (C) the remaining 4% of the Company Group Emergence Value in a form of equity-based awards as determined by the board of directors of the reorganized Company; and (ii) an additional 2.0% of the Company Group Emergence Value, which will be issued at emergence in the form of profits interests that vest once the equity value of the reorganized LINN Debtors (as equitably adjusted for subsequent contributions and distributions) is equal to 1.5 times the Company Group Emergence Value.
Certain principal terms of the proposed Plan, as filed on October 21, 2016, with respect to Berry include:

•
The holders of claims under the Berry Credit Facility will receive a full recovery consisting of one or more of the following: (i) a to-be-determined exit financing facility; (ii) a to-be-determined cash paydown; (iii) a to-be-determined percentage of new common stock or limited liability company interests (“New Berry Common Stock”) in the reorganized Berry or its successor in interest (“New Berry”) up to the value of the collateral securing the Berry Credit Facility claims; and (iv) proceeds of any asset sales solely to the extent such assets are the collateral securing the Berry Credit Facility claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•
The holders of Berry unsecured notes (the “Berry Unsecured Notes”) will receive one or more of the following: (i) New Berry Common Stock; (ii) rights to purchase New Berry Common Stock or other security in New Berry; and (iii) proceeds of any asset sales, after accounting for proceeds required to satisfy the Berry Credit Facility claims.

•
The holders of unsecured claims against Berry other than the Berry Unsecured Notes will receive one or more of the following: (i) New Berry Common Stock; (ii) rights to purchase New Berry Common Stock or other security in New Berry; and (iii) proceeds of any asset sales, after accounting for proceeds required to satisfy the Berry Credit Facility claims.

•
Berry will settle all intercompany claims against the LINN Debtors pursuant to a settlement to be approved as part of the Plan, which settlement provides that Berry will have a $25 million general unsecured claim against LINN Energy.

•	The governance terms of New Berry, as well as the terms of any employee incentive plan, are to be determined. New Berry will be a standalone company, separate from the Company and the LINN Debtors.

•	All existing equity interests of Berry and Linn Acquisition Company, LLC will be extinguished without recovery.
There can be no assurance at this time that the Debtors will be able to successfully confirm and consummate the Plan.
Ability to Continue as a Going Concern
The Company’s only significant asset is its interest in LINN Energy units and the Company’s cash flow, which was historically used to pay dividends to the Company’s shareholders, is completely dependent upon the ability of LINN Energy to make distributions to its unitholders. In October 2015, LINN Energy suspended the payment of its distribution. As of September 30, 2016, the Company had income taxes payable of approximately $11 million and cash of approximately $1 million.
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
The Company estimates that the income taxes payable will become due in 2017, but cannot be certain of the exact timing of payment, or of the final amount that will ultimately be owed. If the income taxes owed are greater than the cash on hand at such time, the payment will require some form of liquidity to satisfy it. As of November 7, 2016, LINN Energy had not agreed to provide any cash contribution to the Company.
Offer to Exchange LINN Energy Units for LinnCo Shares
In March 2016, the Company filed a Registration Statement on Form S-4 related to an offer to exchange each outstanding unit representing limited liability company interests of LINN Energy for one common share representing limited liability company interests of LinnCo. The initial offer expired on April 25, 2016, and on April 26, 2016, the Company commenced a subsequent offering period that expired on August 1, 2016. During the exchange period, 123,100,715 LINN Energy units were exchanged for an equal number of LinnCo shares. The shares issued in the exchanges were valued at approximately $46 million. As a result of the exchanges of LINN Energy units for LinnCo shares, LinnCo’s ownership of LINN Energy’s outstanding units increased from approximately 37% at December 31, 2015, to approximately 71% at September 30, 2016.
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

Results of Operations
Equity Income (Loss) from Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company’s equity income (loss) consists of its share of LINN Energy’s earnings or losses attributed to the units the Company owns, the amortization of the difference between the Company’s investment in LINN Energy and LINN Energy’s underlying net assets attributable to certain assets and liabilities, and impairments of its investment in LINN Energy. As a result of the exchanges of LINN Energy units for LinnCo shares (see Note 3), LinnCo’s ownership of LINN Energy’s outstanding units increased from approximately 37% at December 31, 2015, to approximately 71% at September 30, 2016. The percentage ownership in LINN Energy could continue to change if the Company acquires additional units or if LINN Energy issues or repurchases additional units.
Impairment testing on the Company’s investment in LINN Energy is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. No impairments occurred with respect to the Company’s investment in LINN Energy for the three months ended September 30, 2016. At June 30, 2016, declines in the quoted market price of LINN Energy units, when considering LINN Energy’s bankruptcy filing, were determined by the Company to be other than temporary. Accordingly, the Company reduced the carrying value of its investment in LINN Energy to fair value by recording a charge of approximately $181 million in excess of what would otherwise be recognized by application of the equity method. The carrying value was reduced to fair value using LINN Energy’s quoted market price of $0.09 per unit at June 30, 2016, which is characteristic of a Level 1 fair value measurement. The impairment charge of approximately $181 million is included in “equity loss from investment in Linn Energy, LLC” on the statement of operations for the nine months ended September 30, 2016. For the nine months ended September 30, 2015, the Company recorded an impairment charge of approximately $326 million.
Following are summarized statements of operations information for LINN Energy. Additional information on LINN Energy’s results of operations and financial position are contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, which is included in this filing as Exhibit 99.1 and incorporated herein by reference.
Summarized Linn Energy, LLC Statements of Operations Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Revenues and other	$385,665	$998,304	$955,827	$2,236,679
Expenses	(430,996)	(2,623,101)	(2,493,719)	(4,307,846)
Other income and (expenses)	(40,374)	57,657	(215,195)	(224,117)
Reorganization items, net	(116,276)	—	418,608	—
Income tax (expense) benefit	3,616	(2,177)	(3,140)	7,680
Net loss	$(198,365)	$(1,569,317)	$(1,337,619)	$(2,287,604)
General and Administrative Expenses
The Company’s general and administrative expenses are associated with managing the business and affairs of LinnCo and include services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. For the three months and nine months ended September 30, 2016, LinnCo incurred total general and administrative expenses of approximately $855,000 and $2.9 million, respectively, including approximately $603,000 and $1.8 million, respectively, related to services provided by LINN Energy. Of the general and administrative expenses incurred during the nine months ended September 30, 2016, approximately $2.8 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

For the three months and nine months ended September 30, 2015, LinnCo incurred total general and administrative expenses of approximately $965,000 and $2.8 million, respectively, including approximately $491,000 and $1.5 million, respectively, related to services provided by LINN Energy. All general and administrative expenses incurred during the nine months ended September 30, 2015, had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2015.
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
For the three months and nine months ended September 30, 2016, “reorganization items” of $100,000 and $300,000, respectively, on the statements of operations represents legal and other professional advisory fees incurred by LinnCo, all of which had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2016.
Income Tax (Expense) Benefit
The income tax benefit of approximately $927,000 and income tax expense of approximately $12 million for the three months and nine months ended September 30, 2016, respectively, are associated with settlements with taxing authorities related to statutory audits of previous tax years. The income tax expense of approximately $4 million and income tax benefit of approximately $28 million for the three months and nine months ended September 30, 2015, respectively, are based on the Company’s net income (loss) for the periods, primarily associated with the equity income (loss) from its investment in LINN Energy.
Liquidity and Capital Resources
The Company’s authorized capital structure consists of two classes of interests: (1) shares with limited voting rights, which were issued in the IPO, in connection with the Berry acquisition and in connection with the 2016 exchanges of LINN Energy units for LinnCo shares, and (2) voting shares, 100% of which are held by LINN Energy. At September 30, 2016, LinnCo’s issued capitalization consisted of approximately $3.9 billion in common shares and $1,000 contributed by LINN Energy in connection with LinnCo’s formation and in exchange for its voting share. Additional classes of equity interests may be created upon approval by the Board of Directors (“Board”) and the holders of a majority of the outstanding common shares and voting shares, voting as separate classes.
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

distributions to its unitholders. In October 2015, LINN Energy suspended the payment of its distribution. As of September 30, 2016, the Company had income taxes payable of approximately $11 million and cash of approximately $1 million.
The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described under “Recent Developments” raise substantial doubt about the Company’s ability to continue as a going concern.
The Company estimates that the income taxes payable will become due in 2017, but cannot be certain of the exact timing of payment, or of the final amount that will ultimately be owed. If the income taxes owed are greater than the cash on hand at such time, the payment will require some form of liquidity to satisfy it. As of November 7, 2016, LINN Energy had not agreed to provide any cash contribution to the Company.
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
See above under “Chapter 11 Proceedings” for information about the Company’s entry into the LINN RSA and Bank RSA.
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
Accounting for Investment in Linn Energy, LLC
The Company uses the equity method of accounting for its investment in LINN Energy. The Company records its share of LINN Energy’s net income (loss) in the period in which it is earned. If the Company’s share of LINN Energy’s losses reduces its investment in LINN Energy to zero, the Company temporarily discontinues applying the equity method. At September 30, 2016, the Company owned approximately 71% of LINN Energy’s outstanding units. The Company’s ownership percentage could change if the Company acquires additional units or if LINN Energy issues or repurchases additional units. Changes in the Company’s ownership percentage affect its net income (loss).
At September 30, 2016, the carrying amount of the Company’s investment in LINN Energy was greater than the Company’s ownership interest in LINN Energy’s underlying net assets by approximately $1.1 billion. The difference is attributable to cumulative excess losses of approximately $592 million, as well as a basis difference of approximately $509 million related to proved and unproved oil and natural gas properties and senior notes. The difference attributable to oil and natural gas properties and senior notes is amortized over the lives of the related assets and liabilities. Such amortization is included in the equity income (loss) from the Company’s investment in LINN Energy. At December 31, 2015, the carrying amount of the

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
For a discussion of these matters as they pertain to LINN Energy, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of LINN Energy’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as activities of LINN Energy have an impact on the Company’s results of operations and financial position.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
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
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2016 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates. The Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the LINN RSA and Bank RSA. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Proceedings” for information about the Company’s entry into the LINN RSA and Bank RSA.
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
On October 21, 2016, we filed a proposed Plan with the Bankruptcy Court. Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our business and will reflect assumptions and analyses based on our and LINN Energy’s management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that they consider appropriate under the circumstances. Whether actual future results and developments will be consistent with management’s expectations and assumptions depends on a number of factors, including but not limited to (i) our and LINN Energy’s ability to change substantially our capital structures; (ii) our and LINN Energy’s ability to obtain adequate liquidity and financing sources; (iii) our and LINN Energy’s ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) LINN Energy’s ability to retain key employees; and (v) the overall strength and stability of general economic conditions of the financial and oil and natural gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our business.
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
The LINN RSA and Bank RSA contemplate a separation of Berry from LINN Energy. To the extent such separation triggers an actual or deemed sale of assets held by LINN Energy, as a result of the December 2013 Contribution Agreement between LinnCo and LINN Energy, LinnCo may have a substantial current cash tax liability resulting from an allocation of taxable income with respect to any remaining net unrealized built-in-gain on the assets contributed.
We are subject to the risks and uncertainties associated with Chapter 11 proceedings.
For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our and LINN Energy’s ability to develop, confirm and consummate a Plan or alternative restructuring transaction;

•	our and LINN Energy’s ability to obtain court approval with respect to motions filed in Chapter 11 proceedings from time to time;

•	our and LINN Energy’s ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•	our and LINN Energy’s ability to maintain contracts that are critical to our operations;

•	our and LINN Energy’s ability to execute our business plan;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us and LINN Energy;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us and LINN Energy to propose and confirm a Plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a Chapter 7 proceeding; and

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

Item 1A.    Risk Factors - Continued

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
The LINN RSA and Bank RSA provide that our common shares representing limited liability company interests (“common shares”) will be canceled in our Chapter 11 proceedings.
The LINN RSA and Bank RSA provide that our existing equity will be canceled in our Chapter 11 proceedings and will be entitled to a limited recovery, if any. Any trading in our common shares during the pendency of the Chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of our common shares.
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
Prior to the Chapter 11 filing, we entered into the Bank RSA with certain of LINN Energy’s creditors, and on October 21, 2016, we entered into the LINN RSA, which is intended to replace the Bank RSA with respect to the terms of the Restructuring of the LINN Debtors. The restructuring transactions contemplated by the LINN RSA and Bank RSA will be effectuated through a Plan. However, we may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our Plan. Even if the requisite acceptances of a Plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., unsecured claims or secured claims, subordinated or senior claims).
If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
The LINN RSA and Bank RSA are subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the LINN RSA and Bank RSA, including the timely satisfaction of milestones in the anticipated Chapter 11 proceedings, such as confirmation of a Plan and effectiveness of a Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.
If either the LINN RSA or Bank RSA is terminated, or if both agreements are terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.
The LINN RSA and Bank RSA contain a number of termination events, upon the occurrence of which certain parties to the LINN RSA and Bank RSA, as applicable, may terminate the agreement. If the LINN RSA and Bank RSA are terminated, each of the parties thereto, as applicable, will be released from their obligations in accordance with the terms of the applicable agreement. Such termination may result in the loss of support for the Plan by the parties to the LINN RSA or Bank RSA, as

Item 1A.    Risk Factors - Continued

applicable, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new Plan would be as favorable to holders of claims as the current Plan.
Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund its ongoing operations, LINN Energy has incurred significant professional fees and other costs in connection with the Chapter 11 proceedings and expects that it will continue to incur significant professional fees and costs throughout the Chapter 11 proceedings. We cannot assure you that LINN Energy’s cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us and LINN Energy to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from our Chapter 11 proceedings.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors had authorized the repurchase of up to $250 million of the Company’s outstanding shares from time to time on the open market or in negotiated purchases. The Company did not repurchase any shares during the nine months ended September 30, 2016, and as of September 30, 2016, the Company does not intend to make any purchases under the program.

Item 6.    Exhibits

Exhibit Number		Description

3.1	—	Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on June 25, 2012)
3.2	—	Certificate of Amendment to Certificate of Formation of LinnCo, LLC (incorporated herein by reference to Exhibit 3.6 to Amendment No. 3 to Registration Statement on Form S‑1 filed on October 1, 2012)
3.3	—	Amended and Restated Limited Liability Company Agreement of LinnCo, LLC dated October 17, 2012 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8‑K filed on October 17, 2012)
3.4	—
First Amendment, dated December 16, 2013, to Amended and Restated Limited Liability Company Agreement of LinnCo, LLC, dated October 17, 2012 (incorporated herein by reference to Exhibit 3.4 to Annual Report on Form 10‑K filed on March 3, 2014)

10.1	—
First Amendment to Restructuring Support Agreement, dated as of September 8, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 9, 2016)

10.2	—
Second Amendment to Restructuring Support Agreement, dated as of September 23, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 26, 2016)

10.3	—
Third Amendment to Restructuring Support Agreement, dated as of October 7, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 11, 2016)

10.4	—
Fourth Amendment to Restructuring Support Agreement, dated as of October 14, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 18, 2016)

10.5	—
Restructuring Support Agreement, dated as of October 7, 2016, by and among the Linn Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 11, 2016)

10.6	—
First Amendment to Restructuring Support Agreement, dated as of October 14, 2016, by and among the Linn Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 18, 2016)

10.7	—
First Amended and Restated Restructuring Support Agreement, dated as of October 21, 2016, by and among the Linn Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 27, 2016)

31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
31.2*	—	Section 302 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of LinnCo, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of LinnCo, LLC
32.2*	—	Section 906 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of LinnCo, LLC
99.1*	—	Linn Energy, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

Item 6.    Exhibits - Continued

Exhibit Number		Description

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LinnCo, LLC
(Registrant)

Date: November 7, 2016	/s/ Darren R. Schluter
Darren R. Schluter
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: November 7, 2016	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)